Form 10-Q
period 2026-06-30
Robinhood Ventures Fund II
filed 2026-09-28
CIK 2131040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-Q
___________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 814-01997
___________________
Robinhood Ventures Fund II
(Exact name of Registrant as Specified in Charter)

Delaware	41-4754264
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

85 Willow Road, Menlo Park, California	94025
(Address of Principal Executive Office)	(Zip Code)
(650) 761-7789
(Registrant’s Telephone Number, including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common shares of beneficial interest, without par value	RVII	New York Stock Exchange
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of September 25, 2026, the registrant had 9,066,384 common shares of beneficial interest outstanding.

Note Regarding Forward-Looking Statements
This Quarterly Report contains statements that constitute forward-looking statements, which relate to future events or future performance or future financial condition of Robinhood Ventures Fund II (the “Company,” “we,” “us,” or “our”). These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our industry, our beliefs and our assumptions. The forward-looking statements contained in this Quarterly Report involve risks and uncertainties, including statements as to:
•our future operating results and the timing and amount of any net investment income, realized gains or losses, and changes in unrealized appreciation or depreciation;
•our business prospects and the prospects of the early-stage and growth-stage private companies in which we invest (our “portfolio companies”), including current and former participants in the Y Combinator startup accelerator program;
•our ability to source, evaluate and complete investments on an expedited basis in YC Companies (as defined below) and other Promising Companies (as defined below), and the continued availability of investment opportunities in YC Companies;
•our ability to deploy the net proceeds of our initial public offering in a timely manner and on attractive terms, and the effect of holding a substantial portion of our assets in cash pending investment;
•the ability of our portfolio companies to raise additional capital, achieve their business objectives and generate liquidity events;
•the occurrence and terms of events that trigger the conversion of our simple agreements for future equity (“SAFEs”) into equity, and the amount and value of equity we ultimately receive upon any such conversion;
•the valuation of our portfolio investments, substantially all of which are Level 3 assets valued at fair value as determined in good faith by Robinhood Ventures DE, LLC (the “Adviser”) as our valuation designee, and the effect of any changes in such valuations on our net asset value (“NAV”) and the trading price of our common shares of beneficial interest (the “Shares”);
•our current and expected portfolio composition, including the concentration of our portfolio in SAFEs and in technology-oriented and artificial-intelligence-related businesses;
•our contractual arrangements and relationships with the Adviser, Robinhood Markets, Inc. and their respective affiliates, including our obligation to reimburse organizational and offering costs, and any actual or potential conflicts of interest arising from those relationships;
•the dependence of our future success on the Adviser’s ability to identify, evaluate, monitor and administer our investments and to attract and retain qualified investment professionals;
•our ability to qualify for and maintain our intended tax treatment as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) beginning with our first post-IPO taxable year, our exposure to corporate-level tax as a C corporation prior to that time and on any built-in gains, and the effect of our deconsolidation from the consolidated tax group of Robinhood Markets, Inc.;
•our ability to maintain our qualification as a business development company, including the requirement that at least 70% of our total assets consist of qualifying assets, and the effect of any related regulatory limits on our investment activities;
•the timing, form and amount of any distributions to our shareholders, which we do not expect to make on a regular quarterly basis;
•whether our Shares will trade at a discount to NAV per Share and the liquidity and volatility of the trading market for our Shares;
•the adequacy of our cash resources and working capital, and any future use of leverage or issuance of additional Shares, including at prices below NAV;
•the effect of general economic, market and political conditions, including conditions in the venture capital and private financing markets, on us and our portfolio companies;
•changes in laws, regulations or interpretations, including those governing business development companies, investment advisers, taxation and the private securities markets; and
•the risks, uncertainties and other factors we identify in “Item 1A. Risk Factors” in Part II of this Quarterly Report and in the “Risks” section of our definitive prospectus dated August 12, 2026 (the “Prospectus”).
Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan,” “seek,” “target” or similar words or the negative thereof. The forward-looking statements contained in this Quarterly Report involve risks and uncertainties. Actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risks” in our Prospectus and elsewhere in this Quarterly Report.

We have based the forward-looking statements included in this Quarterly Report on information available to us on the date of this Quarterly Report. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Although we undertake no obligation to revise or update any forward-looking statements, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. You should not place undue reliance on these forward-looking statements as predictions of future events.
Under Sections 27A(b)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), and 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to forward-looking statements made in periodic reports we file under the Exchange Act.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Robinhood Ventures Fund II
Statements of Assets and Liabilities

	June 30, 2026	March 31, 2026
	(Unaudited)
Assets:
Investments at fair value (cost of $19,600,000 and $8,850,000, respectively)	$19,600,000	$8,850,000
Cash	2,996,280	5,750,000
Deferred offering costs	1,615,769	259,494
Due from Affiliate (a)	1,603,347	—
Total assets	25,815,396	14,859,494
Liabilities:
Accrued expenses	155,536	19,830
Accrued organizational expenses (a)	1,603,347	411,831
Accrued offering costs	1,518,981	259,494
Payable for investments purchased	250,000	2,100,000
Total liabilities	3,527,864	2,791,155
Commitments and contingencies (Note 8)
Net Assets	$22,287,532	$12,068,339
Net Assets consist of:
Paid-in capital	$22,500,010	$12,500,000
Total distributable losses	(212,478)	(431,661)
Net Assets	$22,287,532	$12,068,339
Net asset value per share: (b)
Shares outstanding (c)	930,583	488,290
Net asset value per share	$23.95	$24.72
__________________
(a)See additional discussion of organizational expenses and organizational costs support and reimbursement in Note 4(c).
(b)On August 14, 2026, the Company effected a reverse split of its Shares, pursuant to which each outstanding Share was converted into 0.97658 Shares. Shares outstanding and per share amounts have been adjusted on a retroactive basis to reflect the stock split. See Note 10.
(c)Unlimited shares authorized without par value.
See accompanying Notes to Financial Statements

Robinhood Ventures Fund II
Statement of Operations
(Unaudited)

For the Three Months Ended
June 30, 2026 (a)
Expenses:
Organizational expenses (b)	$1,191,516
Professional fees	96,771
Sub-administrator and custody expenses	35,850
Trustees’ fees	30,937
Other general and administrative expenses	29,090
Total expenses before cost support and reimbursement	1,384,164
Organizational costs support and reimbursement (b)	(1,603,347)
Total expenses after cost support and reimbursement	(219,183)
Net investment income	219,183

Net realized gain and change in unrealized appreciation:
Net realized and unrealized gain on investments	—
Net increase in net assets from operations	$219,183
__________________
(a)The Company commenced operations on March 16, 2026. Accordingly, no comparative prior period financial information is presented.
(b)See additional discussion of organizational expenses and organizational costs support and reimbursement in Note 4(c).
See accompanying Notes to Financial Statements

Robinhood Ventures Fund II
Statement of Changes in Net Assets
(Unaudited)

For the Three Months Ended
June 30, 2026 (a)
Operations:
Net investment income	$219,183
Net realized and unrealized gain on investments	—
Net increase in net assets from operations	219,183

Capital share transactions:
Proceeds from issuance of shares	10,000,010

Increase in Net Assets	$10,219,193

Net Assets:
Beginning of period	12,068,339
End of period	$22,287,532

Capital share activity:(b)
Shares outstanding, beginning of period	488,290
Issuance of shares	442,293
Shares outstanding, end of period	930,583
__________________
(a)The Company commenced operations on March 16, 2026. Accordingly, no comparative prior period financial information is presented.
(b)On August 14, 2026, the Company effected a reverse split of its Shares, pursuant to which each outstanding Share was converted into 0.97658 Shares. Share amounts have been adjusted on a retroactive basis to reflect the stock split. See Note 10.
See accompanying Notes to Financial Statements

Robinhood Ventures Fund II
Statement of Cash Flows
(Unaudited)

For the Three Months Ended
June 30, 2026 (a)
Cash flows from operating activities:
Net increase in net assets from operations	$219,183
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchases of investments	(12,600,000)
Accrued expenses	135,706
Deferred offering costs	(96,788)
Accrued organizational expenses	1,191,516
Due from Affiliate	(1,603,347)
Net cash used in operating activities	(12,753,730)
Cash flows from financing activities:
Proceeds from issuance of shares	10,000,010
Net cash provided by financing activities	10,000,010

Net decrease in cash	(2,753,720)

Cash, beginning of period	5,750,000
Cash, end of period	$2,996,280
__________________
(a)The Company commenced operations on March 16, 2026. Accordingly, no comparative prior period financial information is presented.
See accompanying Notes to Financial Statements

Robinhood Ventures Fund II
Financial Highlights
(Unaudited)

For the Three Months Ended
June 30, 2026 (a)
Per Share Data:(b)
Net asset value, beginning of period	$24.72
Net investment income (c)	0.37
Net realized and unrealized gain on investments	—
Total from investment operations	0.37
Effect of Share transactions (d)	(1.14)
Net asset value, end of period	$23.95
Total return, net asset value (e)	(3.11)%
Ratio/Supplemental Data: (f)
Net assets, end of period	$22,287,532
Weighted average shares outstanding (b)	585,497
Ratio of expenses with reimbursement (g)	(1.46)%
Ratio of expenses without reimbursement (g)	9.22%
Ratio of net investment income with reimbursement (g)	1.46%
Ratio of net investment income without reimbursement (g)	(9.22)%
Portfolio turnover rate (h)	—
__________________
(a)The Company commenced operations on March 16, 2026. Accordingly, no comparative prior period financial information is presented.
(b)On August 14, 2026, the Company effected a reverse split of its Shares, pursuant to which each outstanding Share was converted into 0.97658 Shares. Share and per Share amounts have been adjusted on a retroactive basis to reflect the stock split. See Note 10.
(c)Calculated based on the weighted average number of Shares outstanding during the period, weighted for the number of days each Share was outstanding.
(d)Represents the difference between amounts from investment operations and the change in NAV per Share, due to the effect of share issuances during the period.
(e)Total return based on per share NAV reflects the effects of changes in NAV on the performance of the Company during the period. Total return based on per share NAV reflects reinvested dividends, if any, but does not reflect sales load or the deduction of taxes that a shareholder would pay on Company distributions or the sale of Company shares. Ratio is not annualized.
(f)Ratios are calculated using average net assets applicable to common shareholders computed using net assets as of each month end during the period. Ratios are not annualized.
(g)Under the Organizational Costs Support and Reimbursement Letter Agreement described in Note 4(c), the Affiliate bore all organizational costs incurred by the Company prior to the IPO and would have irrevocably forborne reimbursement if no offering was consummated. Organizational costs of $1,603,347 borne by the Affiliate through June 30, 2026 include $411,831 expensed in periods through March 31, 2026, and accordingly exceed total expenses of $1,384,164 for the three months ended June 30, 2026. As a result, the ratios of net expenses and net investment income to average net assets are (1.46)% and 1.46%, respectively. In the absence of the agreement, the ratios of expenses and net investment loss would have been 9.22% and (9.22)%.
(h)The portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the period.
See accompanying Notes to Financial Statements

Robinhood Ventures Fund II
Schedule of Investments
June 30, 2026
(Unaudited)

Security	Shares/ Principal	Acquisition Date	Cost	Fair Value	Percentage of Net Assets (a)
Simple Agreements for Future Equity in Private Companies (f)
Communication Services
Formative Intelligence Inc. (b)(c)(d)(e)	250,000	06/07/2026	$250,000	$250,000	1.1%
Consumer Discretionary
Anoria Inc. (b)(c)(d)(e)	250,000	06/06/2026	250,000	250,000	1.1%
CatchBack Cards Incorporated (b)(c)(d)(e)	250,000	03/19/2026	250,000	250,000	1.1%
			500,000	500,000	2.2%
Energy
Voxel Energy Inc. (b)(c)(d)(e)	250,000	04/10/2026	250,000	250,000	1.1%

Financials
KelAI Tech, Inc. (b)(c)(d)(e)	250,000	06/05/2026	250,000	250,000	1.1%
Klaimee Labs Inc. (b)(c)(d)(e)	250,000	06/08/2026	250,000	250,000	1.1%
Known Quantity Labs, Inc. (b)(c)(d)(e)	250,000	06/13/2026	250,000	250,000	1.1%
Lambda Systems, Inc. (b)(c)(d)(e)	250,000	03/19/2026	250,000	250,000	1.1%
PantaCapital, Inc. (d/b/a Panta Insurance Solutions) (b)(c)(d)(e)	250,000	03/24/2026	250,000	250,000	1.1%
SpotPay, Inc. (b)(c)(d)(e)	250,000	03/24/2026	250,000	250,000	1.1%
Unifold, Inc. (b)(c)(d)(e)	250,000	03/23/2026	250,000	250,000	1.1%
			1,750,000	1,750,000	7.9%
Health Care
Adialante, Inc. (b)(c)(d)(e)	250,000	05/26/2026	250,000	250,000	1.1%
CellType Inc. (b)(c)(d)(e)	250,000	03/20/2026	250,000	250,000	1.1%
Lumius Imaging, Inc. (b)(c)(d)(e)	250,000	06/06/2026	250,000	250,000	1.1%
Opalite Health Inc. (b)(c)(d)(e)	250,000	03/19/2026	250,000	250,000	1.1%
Prana AI Incorporated (b)(c)(d)(e)	250,000	03/26/2026	250,000	250,000	1.1%
Ruma, Inc. (b)(c)(d)(e)	250,000	03/16/2026	250,000	250,000	1.1%
			1,500,000	1,500,000	6.7%
Industrials
Apollo Atomics, Inc. (b)(c)(d)(e)	250,000	05/20/2026	250,000	250,000	1.1%
Aseon Labs, Inc. (b)(c)(d)(e)	250,000	05/23/2026	250,000	250,000	1.1%
AxionOrbital Space Inc. (b)(c)(d)(e)	250,000	03/26/2026	250,000	250,000	1.1%
Eden Robotics Inc. (b)(c)(d)(e)	250,000	06/08/2026	250,000	250,000	1.1%
Ornadyne, Inc. (b)(c)(d)(e)	250,000	06/09/2026	250,000	250,000	1.1%
Prototyping, Inc. (b)(c)(d)(e)	250,000	06/05/2026	250,000	250,000	1.1%
Tenet Industries Inc. (b)(c)(d)(e)	250,000	05/31/2026	250,000	250,000	1.1%
The General Aviation Company (b)(c)(d)(e)	250,000	05/22/2026	250,000	250,000	1.1%
			2,000,000	2,000,000	9.0%

Robinhood Ventures Fund II
Schedule of Investments
June 30, 2026
(Unaudited)

Security	Shares/ Principal	Acquisition Date	Cost	Fair Value	Percentage of Net Assets (a)
Simple Agreements for Future Equity in Private Companies (continued)
Information Technology
Agentic Fabriq, Inc. (b)(c)(d)(e)	250,000	03/16/2026	250,000	250,000	1.1%
Amboras Inc. (b)(c)(d)(e)	250,000	06/06/2026	250,000	250,000	1.1%
Apex Flux Inc. (b)(c)(d)(e)	250,000	03/16/2026	250,000	250,000	1.1%
Arga Labs Inc. (b)(c)(d)(e)	250,000	06/08/2026	250,000	250,000	1.1%
Arzana, Inc. (b)(c)(d)(e)	250,000	06/12/2026	250,000	250,000	1.1%
Asimov Robotics, Inc. (b)(c)(d)(e)	250,000	03/27/2026	250,000	250,000	1.1%
Autumn AI, Inc. (b)(c)(d)(e)	250,000	03/23/2026	250,000	250,000	1.1%
Avea Robotics, Inc. (b)(c)(d)(e)	250,000	05/27/2026	250,000	250,000	1.1%
BioStack Platforms, Inc. (b)(c)(d)(e)	250,000	06/02/2026	250,000	250,000	1.1%
Caretta Inc. (b)(c)(d)(e)	250,000	03/23/2026	250,000	250,000	1.1%
Carnot AI, Inc. (d/b/a Jinba) (b)(c)(d)(e)	250,000	03/31/2026	250,000	250,000	1.1%
Complir, Inc. (b)(c)(d)(e)	250,000	06/11/2026	250,000	250,000	1.1%
Crosslayer Labs, Inc. (b)(c)(d)(e)	250,000	03/18/2026	250,000	250,000	1.1%
Crow, Inc. (b)(c)(d)(e)	250,000	03/23/2026	250,000	250,000	1.1%
Cumulus Compute Labs Corporation (b)(c)(d)(e)	250,000	03/16/2026	250,000	250,000	1.1%
Daymi, Inc. (b)(c)(d)(e)	250,000	03/18/2026	250,000	250,000	1.1%
Didit Identity, Inc. (b)(c)(d)(e)	250,000	03/16/2026	250,000	250,000	1.1%
DroneTector Inc. (b)(c)(d)(e)	250,000	06/18/2026	250,000	250,000	1.1%
Expanse Compute, Inc. (b)(c)(d)(e)	250,000	05/19/2026	250,000	250,000	1.1%
InkVell Inc. (d/b/a Synthetic Sciences) (b)(c)(d)(e)	250,000	03/31/2026	250,000	250,000	1.1%
InstaAgent Inc. (b)(c)(d)(e)	250,000	06/06/2026	250,000	250,000	1.1%
JigsawStack, Inc. (b)(c)(d)(e)	250,000	06/08/2026	250,000	250,000	1.1%
Keyframe Labs, Inc. (b)(c)(d)(e)	250,000	06/09/2026	250,000	250,000	1.1%
Laminar Run, Inc. (b)(c)(d)(e)	250,000	06/08/2026	250,000	250,000	1.1%
LegalOS Inc. (b)(c)(d)(e)	250,000	03/23/2026	250,000	250,000	1.1%
Limrun, Inc. (b)(c)(d)(e)	250,000	06/04/2026	250,000	250,000	1.1%
Luel Inc. (b)(c)(d)(e)	100,000	03/27/2026	100,000	100,000	0.4%
Matforge, Inc. (b)(c)(d)(e)	250,000	06/01/2026	250,000	250,000	1.1%
Maywood AI Inc. (b)(c)(d)(e)	250,000	03/23/2026	250,000	250,000	1.1%
MirageDoodle, Inc. (d/b/a AutoSitu) (b)(c)(d)(e)	250,000	03/25/2026	250,000	250,000	1.1%
Oxus AI, Inc. (b)(c)(d)(e)	250,000	03/23/2026	250,000	250,000	1.1%
Plena Inc. (b)(c)(d)(e)	250,000	06/08/2026	250,000	250,000	1.1%
Qomplement, Inc. (b)(c)(d)(e)	250,000	06/08/2026	250,000	250,000	1.1%
ReasonBlocks Inc. (b)(c)(d)(e)	250,000	06/07/2026	250,000	250,000	1.1%
Relay Innovations, Inc. (b)(c)(d)(e)	250,000	06/09/2026	250,000	250,000	1.1%
Replicas Group Inc. (b)(c)(d)(e)	250,000	06/10/2026	250,000	250,000	1.1%
RMJ Labs, Inc. (b)(c)(d)(e)	250,000	06/13/2026	250,000	250,000	1.1%
Rudus, Inc. (b)(c)(d)(e)	250,000	06/07/2026	250,000	250,000	1.1%
Samora AI, Inc. (b)(c)(d)(e)	250,000	03/19/2026	250,000	250,000	1.1%
Sarah AI Inc. (b)(c)(d)(e)	250,000	03/22/2026	250,000	250,000	1.1%

Robinhood Ventures Fund II
Schedule of Investments
June 30, 2026
(Unaudited)

Security	Shares/ Principal	Acquisition Date	Cost	Fair Value	Percentage of Net Assets (a)
Simple Agreements for Future Equity in Private Companies (continued)
Information Technology (continued)
Second Stage Labs, Inc. (b)(c)(d)(e)	250,000	05/18/2026	250,000	250,000	1.1%
SharedGenes, Inc. (b)(c)(d)(e)	250,000	06/08/2026	250,000	250,000	1.1%
Shotwell, Inc. (b)(c)(d)(e)	250,000	06/10/2026	250,000	250,000	1.1%
Silmaril Security Inc. (b)(c)(d)(e)	250,000	06/08/2026	250,000	250,000	1.1%
Smol Machines, Inc. (b)(c)(d)(e)	250,000	06/10/2026	250,000	250,000	1.1%
Sparkley Inc. (b)(c)(d)(e)	250,000	03/16/2026	250,000	250,000	1.1%
Speedtrain, Inc. (b)(c)(d)(e)	250,000	03/25/2026	250,000	250,000	1.1%
Surtr Defense Systems, Inc. (b)(c)(d)(e)	250,000	06/08/2026	250,000	250,000	1.1%
Terminal Use, Inc. (b)(c)(d)(e)	250,000	03/18/2026	250,000	250,000	1.1%
Unilabs (b)(c)(d)(e)(g)	250,000	06/14/2026	250,000	250,000	1.1%
Veriad, Inc. (b)(c)(d)(e)	250,000	03/19/2026	250,000	250,000	1.1%
Visibl Semiconductors, Inc. (b)(c)(d)(e)	250,000	03/19/2026	250,000	250,000	1.1%
Voygr Tech, Inc. (b)(c)(d)(e)	250,000	03/26/2026	250,000	250,000	1.1%
Workable Solutions Inc. (b)(c)(d)(e)	250,000	03/19/2026	250,000	250,000	1.1%
			13,350,000	13,350,000	59.9%
Total Simple Agreements for Future Equity in Private Companies			19,600,000	19,600,000	87.9%
Total Investments			$19,600,000	$19,600,000	87.9%
Other Assets in Excess of Liabilities				2,687,532	12.1%
Net Assets				$22,287,532	100.0%
__________________
(a)Percentages of net assets may not total due to rounding.
(b)All investments are non-controlled, non-affiliated investments as defined by the Investment Company Act of 1940, as amended (the “1940 Act”). The 1940 Act classifies investments based on the level of control that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when the Company owns 25% or less of the portfolio company’s voting securities and “controlled” when the Company owns more than 25% of the portfolio company’s voting securities and/or has the power to exercise control over the management or policies of such portfolio company. The 1940 Act also classifies investments further based on the level of ownership that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when the Company owns less than 5% of a portfolio company’s voting securities (and is not otherwise “controlled”) and “affiliated” when the Company owns 5% or more of a portfolio company’s voting securities. Except as otherwise indicated, each portfolio company operates in the United States.
(c)Non-income producing security.
(d)Fair values of Level 3 securities were determined using significant unobservable inputs in accordance with procedures established by Robinhood Ventures DE, LLC (the “Adviser” or “RHV”), acting as valuation designee (the “Valuation Designee”), under the supervision of the board of trustees of the Company (the “Board of Trustees” or the “Board”).
(e)Restricted investments as to resale. Restricted securities are often purchased in private placement transactions, are not registered under the Securities Act of 1933, may have contractual restrictions on resale and are valued according to the Company’s written valuation procedures and as determined in good faith by the Adviser under the oversight of the Board. The Company may receive more or less than this valuation in an actual sale and that difference could be material. As of June 30, 2026, there is no expected date for such restrictions to be removed for the Company’s restricted securities. The aggregate value of all restricted securities is $19,600,000, which totals 87.9% of net assets.
(f)See additional discussion of SAFEs in Note 2 and Note 7.
(g)This investment is in a Cayman Islands exempted company and is therefore not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2026, non-qualifying assets represented approximately 1.1% of the total assets of the Company.

See accompanying Notes to Financial Statements

Robinhood Ventures Fund II
Schedule of Investments
March 31, 2026

Security	Shares/Principal	Acquisition Date	Cost	Fair Value	Percentage of Net Assets (a)
Simple Agreements for Future Equity in Private Companies (f)
Consumer Discretionary
CatchBack Cards Incorporated (b)(c)(d)(e)	250,000	03/19/2026	$250,000	$250,000	2.1%

Financials
Lambda Systems, Inc. (b)(c)(d)(e)	250,000	03/19/2026	250,000	250,000	2.1%
PantaCapital, Inc. (d/b/a Panta Insurance Solutions) (b)(c)(d)(e)	250,000	03/24/2026	250,000	250,000	2.1%
SpotPay, Inc. (b)(c)(d)(e)	250,000	03/24/2026	250,000	250,000	2.1%
Unifold, Inc. (b)(c)(d)(e)	250,000	03/23/2026	250,000	250,000	2.1%
			1,000,000	1,000,000	8.3%
Health Care
CellType Inc. (b)(c)(d)(e)	250,000	03/20/2026	250,000	250,000	2.1%
Opalite Health Inc. (b)(c)(d)(e)	250,000	03/19/2026	250,000	250,000	2.1%
Prana AI Incorporated (b)(c)(d)(e)	250,000	03/26/2026	250,000	250,000	2.1%
Ruma, Inc. (b)(c)(d)(e)	250,000	03/16/2026	250,000	250,000	2.1%
			1,000,000	1,000,000	8.3%
Industrials
AxionOrbital Space Inc. (b)(c)(d)(e)	250,000	03/26/2026	250,000	250,000	2.1%

Information Technology
Agentic Fabriq, Inc. (b)(c)(d)(e)	250,000	03/16/2026	250,000	250,000	2.1%
Apex Flux Inc. (b)(c)(d)(e)	250,000	03/16/2026	250,000	250,000	2.1%
Asimov Robotics, Inc. (b)(c)(d)(e)	250,000	03/27/2026	250,000	250,000	2.1%
Autumn AI, Inc. (b)(c)(d)(e)	250,000	03/23/2026	250,000	250,000	2.1%
Caretta Inc. (b)(c)(d)(e)	250,000	03/23/2026	250,000	250,000	2.1%
Carnot AI, Inc. (d/b/a Jinba) (b)(c)(d)(e)	250,000	03/31/2026	250,000	250,000	2.1%
Crosslayer Labs, Inc. (b)(c)(d)(e)	250,000	03/18/2026	250,000	250,000	2.1%
Crow, Inc. (b)(c)(d)(e)	250,000	03/23/2026	250,000	250,000	2.1%
Cumulus Compute Labs Corporation (b)(c)(d)(e)	250,000	03/16/2026	250,000	250,000	2.1%
Daymi, Inc. (b)(c)(d)(e)	250,000	03/18/2026	250,000	250,000	2.1%
Didit Identity, Inc. (b)(c)(d)(e)	250,000	03/16/2026	250,000	250,000	2.1%
InkVell Inc. (d/b/a Synthetic Sciences) (b)(c)(d)(e)	250,000	03/31/2026	250,000	250,000	2.1%
LegalOS Inc. (b)(c)(d)(e)	250,000	03/23/2026	250,000	250,000	2.1%
Luel Inc. (b)(c)(d)(e)	100,000	03/27/2026	100,000	100,000	0.8%
Maywood AI Inc. (b)(c)(d)(e)	250,000	03/23/2026	250,000	250,000	2.1%
MirageDoodle, Inc. (d/b/a AutoSitu) (b)(c)(d)(e)	250,000	03/25/2026	250,000	250,000	2.1%
Oxus AI, Inc. (b)(c)(d)(e)	250,000	03/23/2026	250,000	250,000	2.1%
Samora AI, Inc. (b)(c)(d)(e)	250,000	03/19/2026	250,000	250,000	2.1%
Sarah AI Inc. (b)(c)(d)(e)	250,000	03/22/2026	250,000	250,000	2.1%

Robinhood Ventures Fund II
Schedule of Investments
March 31, 2026

Security	Shares/Principal	Acquisition Date	Cost	Fair Value	Percentage of Net Assets (a)
Simple Agreements for Future Equity in Private Companies (continued)
Information Technology (continued)
Sparkley Inc. (b)(c)(d)(e)	250,000	03/16/2026	250,000	250,000	2.1%
Speedtrain, Inc. (b)(c)(d)(e)	250,000	03/25/2026	250,000	250,000	2.1%
Terminal Use, Inc. (b)(c)(d)(e)	250,000	03/18/2026	250,000	250,000	2.1%
Veriad, Inc. (b)(c)(d)(e)	250,000	03/19/2026	250,000	250,000	2.1%
Visibl Semiconductors, Inc. (b)(c)(d)(e)	250,000	03/19/2026	250,000	250,000	2.1%
Voygr Tech, Inc. (b)(c)(d)(e)	250,000	03/26/2026	250,000	250,000	2.1%
Workable Solutions Inc.(b)(c)(d)(e)	250,000	03/19/2026	250,000	250,000	2.1%
			6,350,000	6,350,000	52.6%
Total Simple Agreements for Future Equity in Private Companies			8,850,000	8,850,000	73.3%
Total Investments			$8,850,000	$8,850,000	73.3%
Other Assets in Excess of Liabilities				3,218,339	26.7%
Net Assets 100.0%				$12,068,339	100.0%
__________________
(a)Percentages of net assets may not total due to rounding.
(b)All investments are non-controlled, non-affiliated investments as defined by the Investment Company Act of 1940, as amended (the “1940 Act”). The 1940 Act classifies investments based on the level of control that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when the Company owns 25% or less of the portfolio company’s voting securities and “controlled” when the Company owns more than 25% of the portfolio company’s voting securities and/or has the power to exercise control over the management or policies of such portfolio company. The 1940 Act also classifies investments further based on the level of ownership that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when the Company owns less than 5% of a portfolio company’s voting securities and “affiliated” when the Company owns 5% or more of a portfolio company’s voting securities (and is not otherwise “controlled”). Except as otherwise indicated, each portfolio company operates in the United States.
(c)Non-income producing security.
(d)Fair values of Level 3 securities were determined using significant unobservable inputs in accordance with procedures established by Robinhood Ventures DE, LLC (the “Adviser” or “RHV”), acting as valuation designee (the “Valuation Designee”), under the supervision of the board of trustees of the Company (the “Board of Trustees” or the “Board”).
(e)Restricted investments as to resale. Restricted securities are often purchased in private placement transactions, are not registered under the Securities Act of 1933, may have contractual restrictions on resale and are valued according to the Company’s written valuation procedures and as determined in good faith by the Adviser under the oversight of the Board. The Company may receive more or less than this valuation in an actual sale and that difference could be material. As of March 31, 2026, there is no expected date for such restrictions to be removed for the Company’s restricted securities. The aggregate value of all restricted securities is $8,850,000, which totals 73.3% of net assets.
(f)See additional discussion of SAFEs in Note 2 and Note 7.
See accompanying Notes to Financial Statements

Robinhood Ventures Fund II
Notes to Financial Statements
(Unaudited)
Note 1. Organization
Robinhood Ventures Fund II (the “Company”) was organized as a Delaware statutory trust on February 27, 2026, and commenced its operations on March 16, 2026. The Company is a diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company is governed by its Board of Trustees (the “Board”).
The Company’s common shares of beneficial interest (the “Shares”) are listed on the New York Stock Exchange (“NYSE”) under the symbol “RVII” and commenced trading on August 13, 2026. The Company is authorized to issue an unlimited number of Shares, without par value.
On August 14, 2026, the Company effected a reverse split of its Shares, pursuant to which each outstanding Share was converted into 0.97658 Shares. The reverse split reduced the number of Shares outstanding from 1,091,957 to 1,066,384. All share and per share amounts in these financial statements and the accompanying notes have been adjusted retroactively to give effect to the reverse split for all periods presented.
As of June 30, 2026, there were 930,583 Shares outstanding, all of which were owned by Robinhood Markets, Inc. (the “Affiliate”). Refer to Note 10 for information regarding the reverse split and the Company’s initial public offering (“IPO”).
In pursuing its investment objective, the Company primarily invests, under normal circumstances, in a diversified portfolio of early-stage and growth-stage private companies that, in the view of Robinhood Ventures DE, LLC (the “Adviser”), demonstrate significant growth potential (each, a “Promising Company”). The Company focuses its investments on Promising Companies that are current or previous participants in the Y Combinator startup accelerator program, or companies with a founder or co-founder that participated in the program (collectively, “YC Companies”), although it may also invest in Promising Companies that are not YC Companies. Y Combinator does not sponsor, endorse, or promote the Company and has no responsibility for the management or performance of the Company, and is not an affiliate of the Company or the Affiliate. The Company makes direct and indirect investments in Promising Companies, including follow-on investments, typically in the form of non-controlling equity and equity-related securities, including, but not limited to, simple agreements for future equity (“SAFEs”), common stock, warrants, convertible preferred stock, other equity or equity-linked securities or ownership interests in business enterprises, other forms of senior equity, which may or may not be convertible into a company’s common equity, and preferred stock and convertible debt securities. As of June 30, 2026, all investments were held directly in the form of SAFEs by the Company.
The Adviser is registered as an investment adviser with the U.S. Securities and Exchange Commission (“SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and serves as the Company’s investment adviser and will be responsible for making investment decisions for the Company’s portfolio.
The Company’s fiscal year end is March 31.
Note 2. Summary of Significant Accounting Policies
The following is a summary of significant accounting policies consistently followed by the Company in the preparation of its financial statements. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to Regulation S-X under the Securities Act. The Company is an investment company and applies specific accounting and financial reporting requirements under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services-Investment Companies. The comparative financial information as of and for the period ended March 31, 2026 is derived from the audited financial statements. Certain reclassifications have been made to the financial information to conform to current presentation.
(a)Investment Valuation
The vast majority of the Company’s portfolio investments are expected to be in the form of securities that are not publicly traded, and that will accordingly be recorded at fair value as determined in good faith pursuant to the Company’s valuation policies under the oversight of the Board. The Board has designated the Adviser as its valuation designee (“Valuation Designee”). Because the Company’s assets will largely be fair valued, there will be uncertainty as to the value of its portfolio investments. The fair value of securities and other investments that are not publicly traded may not be readily determinable. The Company will value its securities at fair value according to its written valuation procedures and as determined in good faith by the Valuation Designee under the oversight of the Board. The Valuation Designee may use the services of nationally recognized independent valuation firm(s) to aid it in determining the fair value of the Company’s securities. The methods for valuing these securities may include: observable, company specific hard events, including priced financings, tender/secondary transactions with determinable pricing, signed merger & acquisition agreements, initial public offering/direct listing, liquidation events, or other objectively verifiable transactions with clear pricing implications; significant events and other issuer-specific information that may reasonably indicate a material change in value; company actions and communications that may inform value, such as board-approved recapitalizations, stock splits, or issuer-published tender prices, evaluated in light of the full information set available to the Valuation Designee; credible third-party indications (e.g., large and recent secondary prints or other market participant data) where sufficiently reliable and relevant to the Company’s security and the issuer’s circumstances; model-based approaches and/or third-party valuation support, together with company performance indicators, comparable company data, and other reasonably reliable information when transactions are unavailable, not readily comparable to the Company’s security, or are deemed stale, or where significant events indicate transaction inputs may no longer be representative.
In determining fair value, the Valuation Designee considers the specific contractual terms of the SAFE, including valuation caps, discounts (where applicable), and other economic features, and evaluates the implied value of the resulting equity interest across a range of scenarios. Where applicable, the Valuation Designee may reference observable transaction data (including priced financing rounds or other transactions, or “Hard Events”) and may derive an implied as-converted value, adjusted as appropriate for the terms of the SAFE and other relevant considerations.
A SAFE investment’s value may not change for an extended period of time, for example, until a conversion is triggered. Upon conversion, the Company’s investment in the company that issued the SAFE may change significantly, impacting the Company’s NAV per share and, following the Company’s IPO, potentially the trading price for the Shares. Because SAFEs are valued based on estimates of future contingent events, their reported fair value may differ materially from realized outcomes.
The value at which the Company’s investments can be liquidated may differ, sometimes significantly, from the valuations assigned by the Company. In addition, the timing of liquidations may also affect the values obtained on liquidation. The Company will invest a significant amount of its assets in private market investments for which no public market exists. There can be no guarantee that the Company’s investments could ultimately be realized at the Company’s valuation of such investments.
(b)Investment Transactions
Investment transactions are accounted for as of the trade date for financial reporting purposes. Realized gains and losses on investment transactions are based upon the specific identification method.
(c)Use of Estimates
The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates used in preparing the accompanying financial statements.
(d)Expenses
Expenses are recorded on an accrual basis as incurred. Expenses directly attributable to the Company are charged to the Company. Expenses common to the Company and other funds or accounts managed by the Adviser are allocated among them using a method appropriate to the nature of the expense, as determined by the Adviser to be reasonable and equitable. Accruals for estimated expenses are based on the best information available at the time of accrual.
(e)Cash
The Company holds its cash with U.S. Bank National Association and, at times, such balances exceed the Federal Deposit Insurance Corporation insurance limits. The Company held $2,996,280 and $5,750,000 in cash as of June 30, 2026 and March 31, 2026, respectively.

(f)Currency Translation
The books and records of the Company are maintained in U.S. dollars. Assets, including investments, and liabilities denominated in foreign currencies are translated into U.S. dollars at the end of each day. Purchases and sales of investments, income and expenses, if any, are translated into U.S. dollars at the prevailing exchange rate on the respective dates of the transactions.
(g)Indemnifications
The Company indemnifies its officers and trustees for certain liabilities that may arise from the performance of their duties to the Company. Additionally, in the normal course of business, the Company enters into contracts that contain a variety of representations which provide general indemnifications. The Company’s maximum exposure under these arrangements cannot be known, as this would involve future claims that may be made against the Company that have not yet occurred. However, based on industry experience, the Company expects the risk of loss due to these warranties and indemnifications to be remote.
(h)Federal Income Taxes
The Company has been taxed as a “C” corporation under Subchapter C of the Internal Revenue Code of 1986, as amended (the “Code”) since its organization and through the date of the IPO of the Shares. Income tax expense is an estimate of current income taxes payable in the current fiscal year based on reported income before income taxes. Deferred income taxes reflect the effect of temporary differences and carryforwards that the Company will recognize for financial reporting and income tax purposes at enacted tax rates expected to be in effect when taxes are actually paid or recovered.
The Company accounts for income taxes under the asset and liability method, which requires recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements, but have not been reflected in its taxable income. Deferred tax assets are evaluated for future realization and reduced by a valuation allowance to the extent the Company believes that the deferred tax assets will not be realized. The Company considers many factors when assessing the likelihood of future realization of its deferred tax assets including, but not limited to, historical cumulative loss experience and expectations of future earnings, tax planning strategies, and the carry-forward periods available for tax reporting purposes. The Board’s judgment regarding future profitability may change due to many factors, including future market conditions and the ability to successfully execute business plans and/or tax planning strategies. Should there be a change in the ability to recover deferred tax assets, the Company’s tax provision would increase or decrease in the period in which the assessment is changed.
The Company is wholly owned by the Affiliate as of June 30, 2026 and, as a result, is consolidated with the Affiliate for income tax purposes until a deconsolidation event occurs. As a result of the Company being consolidated with the Affiliate for a certain period, the Company will not file standalone income tax returns for certain tax years and the Affiliate will bear any tax liabilities of the Company. Accordingly, the Company entered into a tax sharing agreement with the Affiliate on February 27, 2026, and pursuant to such agreement, to the extent the Company has any income tax liability on a standalone basis and such tax liability is paid by the Affiliate due to the Company being part of the Affiliate’s consolidated income tax return group, the Company will pay or reimburse the Affiliate the amounts related to any income taxes that otherwise would be owed by the Company. The Company will not pay or reimburse the Affiliate for any income tax liability attributable to the Affiliate or its affiliates. The Company’s income tax liability has been computed and presented herein under the “separate return method” as if the Company was a separate taxpayer rather than a member of the Affiliate’s consolidated income tax return group.
The Company intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Code as of the Company’s first post-IPO tax year, which will be its taxable year that begins on the day after its IPO of the Company’s common shares of beneficial interest. If so qualified, the Company generally will not pay corporate-level federal income taxes on any ordinary income or capital gains that the Company distributes to Shareholders as dividends. The Company intends to pay corporate-level federal income taxes on any gains built into the Company’s assets as of the effective date of the Company’s RIC election. To obtain and maintain the federal income tax benefits of RIC status, the Company must meet specified source-of-income and asset diversification requirements and distribute annually an amount equal to at least 90% of the sum of the Company’s net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of assets legally available for distribution.

(i)Distribution of Income and Capital Gains
The timing and amount of the Company’s future dividends, if any, will be determined by the Board. Any dividends to the Shareholders will be declared out of assets legally available for distribution. The Company intends to focus on making capital gains-based investments from which the Company will derive primarily capital gains. As a consequence, the Company does not anticipate that it will pay dividends on a quarterly basis or become a predictable distributor of dividends. However, if there are earnings or realized capital gains to be distributed, the Company intends to declare and pay a dividend at least annually. The Company intends to elect to be treated as a RIC for federal income tax purposes and expects to continue to operate in a manner so as to qualify for the tax treatment applicable to RICs. To maintain RIC status, the Company must, among other things, distribute at least 90% of the sum of the Company’s net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of assets legally available for distribution. To avoid the imposition of a 4% U.S. federal excise tax, the Company must distribute during each calendar year an amount equal to the sum of (1) at least 98% of its ordinary income for the calendar year, (2) at least 98.2% of its capital gains in excess of capital losses for the one-year period generally ending on October 31 of the calendar year and (3) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax. In order to minimize the imposition of the 4% federal excise tax, the Company generally intends to distribute any income and capital gains in the manner necessary to minimize imposition of the 4% federal excise tax. The Company cannot assure Shareholders that the Company will achieve investment results that would allow the Company to make distributions. All distributions will be at the sole discretion of the Board and will depend on the Company’s ability to dispose of its investments, any net investment income, its financial condition, and such other factors as the Board may deem relevant from time to time. The Company has made no distributions as of June 30, 2026 and was not treated as a RIC for tax purposes as of June 30, 2026.
(j)Segment Reporting
The Company operates as a single operating segment, which is an investment portfolio. Business activities are managed on a consolidated basis and revenues are derived primarily through the Company’s investments in accordance with its investment objective. As of June 30, 2026, the President (Principal Executive Officer) of the Company served as the Chief Operating Decision Maker (“CODM”) and was responsible for evaluating the Company’s operating results and allocating resources in accordance with the Company’s investment strategy. Internal reporting provided to the CODM aligns with the accounting policies and measurement principles used in the financial statements.
For information regarding segment assets, segment profit or loss, and significant expenses, refer to the Statement of Assets and Liabilities and the Statement of Operations, along with the related Notes to Financial Statements.
(k)Administrator, Sub-Administrator, Custodian, Transfer Agent, Dividend Paying Agent, and Registrar
The administrator of the Company is Robinhood Ventures DE, LLC (in its capacity as administrator to the Company, the “Administrator”), the sub-administrator to the Company is U.S. Bancorp Fund Services, LLC (doing business as U.S. Bank Global Fund Services) (the “Sub-Administrator”), and the custodian to the Company is U.S. Bank National Association (the “Custodian”). The Sub-Administrator performs certain administrative services, including fund administration and fund accounting services. The Company compensates the Sub-Administrator for these services, including reimbursing it for certain out-of-pocket expenses. The expenses associated with Sub-Administrator and Custodian are included in Sub-administrator and custody expenses on the Statement of Operations.
The Company has entered into a Transfer Agency and Registrar Services Agreement with Equiniti Trust Company, LLC (“EQ”), dated as of May 13, 2026, pursuant to which EQ began to serve as the Company’s transfer agent, dividend paying agent and registrar effective upon the completion of the Company’s IPO. EQ provided no services to the Company during the three months ended June 30, 2026.
Note 3. Fair Value Measurements
All Company investments will be recorded and reported at fair value in accordance with the principles of U.S. GAAP, ASC 820 (Fair Value Measurement).
The Company values its portfolio securities based on the market value of each respective security when reliable market quotations are “readily available” for those securities. Given the Company’s investment strategy of investing primarily in the form of SAFEs and equity securities that are not publicly traded, the fair value of many of the Company’s investments may not be readily determinable. The Company will value such securities at fair value according to written valuation procedures that have been approved by the Board and as determined in good faith by the Adviser, which has been appointed Valuation Designee by the Board, under the oversight of the Board. The Company will use those fair values in calculating its NAV.
ASC 820 was created to establish a framework for measuring fair value through the use of certain methods and inputs and shall be used by the Adviser in combination with the directives of Rule 2a-5 of the 1940 Act. ASC 820 defines fair value as the price of an asset that one would observe in an orderly purchase and sale transaction between market participants at a specific point in time. Data inputs used to perform a valuation are categorized as follows:
Level 1 – unadjusted quoted prices in active markets for identical assets or liabilities that are accessible by us.
Level 2 – quoted prices for similar assets and liabilities in an active market, quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
Level 3 – unobservable inputs that are significant to the fair value of the assets or liabilities.
The availability of observable inputs can vary and is affected by a wide variety of factors, including, for example, the type of security, whether the security is new and not yet established in the marketplace, the liquidity of markets, and other characteristics of the security. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised in determining fair value is greatest for instruments categorized in Level 3.
The inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement falls in its entirety, is determined based on the lowest level input that is significant to the fair value measurement in its entirety.
The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.
The Company’s investments will be fair valued on a quarterly basis and the Company will calculate its NAV as of the close of each business quarter. Fluctuations in an investment’s fair value may be caused by volatility in economic conditions, among other factors. Such fluctuations in the fair value are classified as unrealized gains or losses in the Company’s Statement of Operations. Upon the disposition of an investment, the corresponding gain or loss is classified as realized and will also be noted in the Statement of Operations.
The following table summarizes the levels within the fair value hierarchy for the Company’s investments measured at fair value as of June 30, 2026:

Investments at fair value:	Level 1	Level 2	Level 3	Total
SAFEs in Private Companies	$—	$—	$19,600,000	$19,600,000
Total Investments at fair value	$—	$—	$19,600,000	$19,600,000
The following table summarizes the levels within the fair value hierarchy for the Company’s investments measured at fair value as of March 31, 2026:

Investments at fair value:	Level 1	Level 2	Level 3	Total
SAFEs in Private Companies	$—	$—	$8,850,000	$8,850,000
Total Investments at fair value	$—	$—	$8,850,000	$8,850,000

The changes in fair value of investments and liabilities for which the Company has used Level 3 inputs to determine the fair value are as follows:

	SAFEs in Private Companies	Total
Balance as of March 31, 2026	$8,850,000	$8,850,000
Change in unrealized appreciation on investments	—	—
Net realized gain on investments	—	—
Purchase of investments	10,750,000	10,750,000
Sale of investments	—	—
Transfer into Level 3	—	—
Transfer out of Level 3	—	—
Balance as of June 30, 2026	$19,600,000	$19,600,000
The Company commenced operations on March 16, 2026. Accordingly, no comparative prior period financial information is presented.
Significant Unobservable Inputs
The following is a summary of quantitative information about significant unobservable valuation inputs for Level 3 Fair Value Measurements for investments held as of June 30, 2026 and March 31, 2026:

Category	Fair Value June 30, 2026	Valuation Approach	Unobservable Inputs	Impact to Valuation from an Increase to Input	Range	Weighted Average
SAFEs in Private Companies	$19,600,000	Market Approach	Precedent Transaction	Increase	N/A	N/A

Category	Fair Value March 31, 2026	Valuation Approach	Unobservable Inputs	Impact to Valuation from an Increase to Input	Range	Weighted Average
SAFEs in Private Companies	$8,850,000	Market Approach	Precedent Transaction	Increase	N/A	N/A
Note 4. Related Party Transactions
(a)Investment Advisory Agreement
Under the terms of the Investment Advisory Agreement between the Company and the Adviser (the “Investment Advisory Agreement”), the Adviser provides investment advice and manages the day-to-day business and affairs of the Company, in each case under the ultimate supervision of the Board. Pursuant to the Investment Advisory Agreement, effective upon the IPO of the Company, the Company will pay the Adviser a management fee (the “Management Fee”) consisting of two components: a Base Management Fee and an Incentive Fee on Capital Gains.
The Base Management Fee will be calculated and payable quarterly at an annual rate of 2.00% of the Company’s Net Assets determined quarterly as of the end of each quarter. For purposes of determining the Base Management Fee payable to the Adviser, the Company’s Net Assets will be calculated prior to any reduction for the accrual of the Management Fee for that quarter. “Net Assets” means the total assets of the Company minus the Company’s liabilities.
The Incentive Fee on Capital Gains will be calculated and payable as of the end of each fiscal year (or, upon termination of the Investment Advisory Agreement, as of the termination date). The Incentive Fee on Capital Gains will equal 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid Incentive Fees on Capital Gains. In no event will the Incentive Fee on Capital Gains exceed the amount permitted by the Advisers Act, including Section 205 thereof.
There were no Management Fees incurred during the period ended June 30, 2026 and March 31, 2026.

(b)Administration Agreement
The Company has entered into an Administration Agreement with the Administrator subsequent to year end. Under the Administration Agreement, the Administrator performs, or oversees the performance of administrative services necessary for the operation of the Company, which include, among other things, being responsible for the financial records which the Company is required to maintain and preparing reports to the Shareholders and reports filed with the SEC. In addition, the Administrator assists in determining and publishing the Company’s NAV, oversees the preparation and filing of the Company’s tax returns, oversees the printing and dissemination of reports to the Shareholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. The Company will reimburse the Administrator for its allocable portion of the costs and expenses incurred by the Administrator in performance by the Administrator of its duties under the Administration Agreement, including technology costs and the Company’s allocable portion of cost of compensation and related expenses of the Company’s Principal Financial Officer and Chief Compliance Officer and their respective staffs, as well as any costs and expenses incurred by the Administrator relating to any administrative or operating services provided by the Administrator to the Company (including costs and expenses incurred by the Administrator in connection with the delegation of its obligations under the Administration Agreement to the Sub-Administrator). The Board reviews the allocation methodologies with respect to such expenses. Under the Administration Agreement, non-investment professionals of the Administrator may provide, on behalf of the Company, managerial assistance to those portfolio companies to which the Company is required to provide such assistance. To the extent that the Company’s Administrator outsources any of its functions, the Company pays the fees associated with such functions on a direct basis without profit to the Administrator. There were no expenses allocable to the Company for the period ended June 30, 2026 under this agreement.
(c)Organizational Costs Support and Reimbursement Letter Agreement
On June 29, 2026, the Company entered into an Organizational Costs Support and Reimbursement Letter Agreement with the Affiliate and the Adviser, which was approved by the Board. Pursuant to this agreement, the Affiliate agreed to pay all organizational costs incurred by the Company or incurred by the Affiliate on the Company’s behalf prior to an IPO of its Shares.
Organizational costs advanced by the Affiliate under this agreement totaled $1,603,347 through June 30, 2026, comprising $1,191,516 incurred during the three months ended June 30, 2026 and $411,831 incurred and accrued in periods through March 31, 2026.
Under the agreement, in the event the Company had not consummated an IPO of its Shares, the Affiliate would have irrevocably forborne its right to seek reimbursement from the Company for such organizational costs. The organizational costs were charged to the Company by the Affiliate immediately upon the consummation of the IPO, and the Company reimbursed the Affiliate for such organizational costs from the proceeds received by the Company from the IPO, which immediately reduced the NAV of each Share purchased in the IPO.
As of June 30, 2026, the Company had recorded $1,603,347 Accrued Organizational Expenses and a corresponding amount as Due from Affiliate on the Statement of Assets and Liabilities, as the IPO was not consummated as of that date.

(d)Tax Sharing Agreement
The Company has a tax sharing agreement with the Affiliate, and pursuant to the agreement, the Company pays the Affiliate amounts related to income taxes owed. For the three-month period ended June 30, 2026, the Company accrued no federal income taxes payable under the agreement and accrued $262 of state franchise taxes payable under the agreement.
Note 5. Organizational and Offering Costs
Organizational expenses are expensed as incurred to establish the Company and enable it legally to do business. The Affiliate agreed to advance all organizational costs incurred by the Company or incurred by the Affiliate on the Company’s behalf prior to the IPO of its Shares. See Note 4(c).
Offering costs include state registration fees, SEC and Financial Industry Regulatory Authority (“FINRA”) filing fees, and legal fees regarding the preparation of the initial registration statement. Offering costs are accounted for as deferred costs and were charged to paid-in capital upon the IPO.

Note 6. Income Taxes
As described in Note 2(h), the Company has been taxed as a C corporation since its organization and is included in the Affiliate’s consolidated U.S. federal income tax return. Income taxes have been computed under the separate return method.
No provision for income taxes was recorded for the three months ended June 30, 2026. The Company has generated cumulative losses since inception, which constitutes significant objective negative evidence in evaluating the realizability of its deferred tax assets. Based on this evidence, the Company has concluded that it is more likely than not that its deferred tax assets will not be realized and, accordingly, has established a corresponding valuation allowance.
At June 30, 2026, $525 was due to the Affiliate under the tax sharing agreement in respect of U.S. state franchise taxes, of which $262 was charged during the three months then ended and is included in accrued expenses. No federal income taxes were payable under the agreement.
No amounts were recorded for unrecognized tax benefits, or for related interest and penalties, at June 30, 2026. The 2026 tax year remains open to examination by U.S. federal and state authorities.
Note 7. Principal Risks
Early-Stage Companies Risks
The types of investments that the Company anticipates making involve a high degree of risk. In general, financial and operating risks confronting portfolio companies can be significant. While targeted returns should reflect the perceived level of risk in any investment situation, there can be no assurance that the Company will be adequately compensated for risks taken. A loss of the Company’s entire investment is possible. The timing of profit realization is highly uncertain. Losses are likely to occur early in the Company’s term, while successes often require a long maturation.
Early-stage companies often experience unexpected problems in the areas of product development, manufacturing, marketing, financing and general management, which, in some cases, cannot be adequately solved. In addition, such companies may require substantial amounts of financing, which may not be available through institutional private placements or the public markets. In addition, the markets that such companies target are highly competitive and in many cases the competition consists of larger companies with access to greater resources. The percentage of companies that survive and prosper can be small. Given the rapid timelines often associated with accelerator programs such as Y Combinator, and the inherently limited information available on early-stage companies, the Adviser’s evaluation of a given opportunity is generally conducted on an expedited basis, which creates heightened risk for investors in such early-stage companies.
YC Companies Risk
Because the Company focuses its investments in YC Companies, it may be more concentrated in certain types of businesses (such as high-growth or technology-oriented companies) and may perform differently than funds that invest in a broader range of companies or have a less focused investment approach. In addition, any limitation imposed by Y Combinator on the Company’s access to YC Companies could have a material adverse effect on the Company’s business, financial condition or results of operations.
Equity Securities Risks
The prices of equity securities fluctuate based on changes in a company’s financial condition and overall market and economic conditions. The value of the equity securities held by the Company may decline for a number of reasons which directly relate to the issuer, such as management performance, financial leverage, the issuer’s historical and prospective earnings, the value of its assets and reduced demand for its goods and services. Common equity securities in which the Company may invest are structurally subordinated to preferred stock, bonds and other debt instruments in a company’s capital structure in terms of priority to corporate income, and are therefore inherently more risky than preferred stock or debt instruments of such issuers.
SAFEs Risk
A SAFE is an agreement between an investor and a company in which the company generally agrees that the investor’s investment will be converted into equity in the company upon certain trigger events. SAFEs do not represent an equity ownership interest at the time of investment. They are designed for early-stage, high-growth startup companies that are expected to raise additional capital in the future. If such growth or financing does not occur, the economic assumptions underlying the investment may not be realized. Unlike common stock, SAFEs do not provide holders with any current ownership rights, including voting rights or rights to dividends, and instead represent only a contractual right to receive equity in the future upon the occurrence of specified triggering events, such as a future equity financing, acquisition, or initial public offering, which may not occur. If such triggering events do not occur, the Company may never receive equity securities and could lose its entire investment. In certain circumstances, a portfolio company may raise additional capital through alternative financing structures that do not trigger conversion. Even if a triggering event occurs, the terms governing conversion may be complex and highly variable, including valuation caps, discounts, or other mechanisms, such as most favored nation or pro rata provisions, that may significantly affect the amount and value of equity ultimately received.
The valuation of the portfolio company used in the conversion of the SAFEs will be determined by the investors investing in the next priced equity financing round that triggers conversion of the SAFEs, which valuation may not be known by the Company or an accurate reflection of the valuation of the portfolio company at that time.
A SAFE investment’s value may not change for an extended period of time, for example, until a conversion is triggered. Upon conversion, the Company’s investment in the company that issued the SAFE may change significantly, impacting the Company’s NAV per share and potentially the trading price for the Shares. Because SAFEs are valued based on estimates of future contingent events, their reported fair value may differ materially from realized outcomes.
Private Investments Risk
Investments in private companies involve a high degree of business and financial risk that can result in substantial losses. Less information is available with respect to private companies compared to public companies and private company investments offer limited liquidity. Private companies in which the Company may invest may have limited financial resources, shorter operating histories, more asset concentration risk, narrower product lines and smaller market shares than larger businesses, which tend to render such private companies more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. These companies generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. Private company investments are more difficult to value than public companies due to less information being available and valuations may fluctuate more dramatically than those of public companies.
The Company expects to make minority investments where it may have little to no opportunity to negotiate the terms of a particular private investment or to require a specific private company in which the Company invests to disclose any particular type of information to the Company, either in connection with diligence or as ongoing reporting. Where the Company invests alongside an unaffiliated lead investor, the Adviser may rely to some extent on the lead investor’s diligence on the relevant investment and to negotiate certain terms of the investment.
Note 8. Commitments and Contingencies
Contingencies: Under the Organizational Costs Support and Reimbursement Letter Agreement described in Note 4(c), organizational costs of $1,603,347 borne by the Affiliate through June 30, 2026 became reimbursable by the Company upon the consummation of the IPO of the Shares, payable from the proceeds of that offering. If the Company had not consummated the IPO, the Affiliate would have irrevocably forborne its right to seek reimbursement. Accrued organizational expenses of $1,603,347 and a corresponding amount due from the Affiliate are recorded in the Statements of Assets and Liabilities. The Company consummated its IPO on August 14, 2026, and the organizational costs advanced by the Affiliate became reimbursable and were charged to the Company. See Note 10.
Indemnification: In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties that provide general indemnification. The Company’s maximum exposure under these agreements is unknown, as these involve future claims that may be made against the Company but that have not occurred. The Company expects the risk of any future obligations under these indemnification provisions to be remote.
Legal proceedings: The Company is not currently subject to any material legal proceedings, and to the Company’s knowledge, no material legal proceedings are threatened against the Company. From time to time, the Company may be party to certain legal proceedings in the ordinary course of business. While the outcome of any legal proceedings cannot be predicted with certainty, to the extent the Company becomes party to such proceedings, the Company would assess whether any such proceedings will have a material adverse effect upon its financial condition or results of operation.

Note 9. Net Assets
The following table reflects the net assets activity for the three months ended June 30, 2026:

	Shares	Additional paid in capital	Total distributable earnings (accumulated deficit)	Total net assets
Balance as of March 31, 2026	488,290	$12,500,000	$(431,661)	$12,068,339
Shares issued	442,293	10,000,010	—	10,000,010
Net investment income	—	—	219,183	219,183
Balance as of June 30, 2026	930,583	$22,500,010	$(212,478)	$22,287,532
The Company commenced operations on March 16, 2026. Accordingly, no comparative prior period financial information is presented.
Note 10. Subsequent Events
Management has evaluated subsequent events through the date of issuance of these financial statements. Except as described below, there were no events or transactions requiring recognition or disclosure.
On July 17, 2026, the Company issued 135,801 Shares to Robinhood Employee Fund, LP (the “Employee Fund”), at a price of $23.90 per share, for aggregate proceeds of $3,245,614. Following the issuance, 1,066,384 Shares were outstanding.
On August 14, 2026, the Company effected a reverse split of its Shares, pursuant to which each outstanding Share was converted into 0.97658 Shares. The Company’s Shares began trading on the New York Stock Exchange under the ticker symbol “RVII” on August 13, 2026. The Company closed its IPO of 8,000,000 Shares at a public offering price of $25.00 per share, for gross proceeds of $200,000,000. The Company received net proceeds of $191,000,000, after the sales load of $1.125 per Share. Following the IPO, 9,066,384 Shares were outstanding.
Upon consummation of the IPO, deferred offering costs of $4,137,817 were charged to paid-in capital, of which $1,615,769 was recorded as deferred offering costs at June 30, 2026. In addition, the organizational costs of $1,682,371 advanced by the Affiliate through the closing date, of which $1,603,347 had been incurred through June 30, 2026, became reimbursable by the Company and were charged to the Company by the Affiliate. The charge eliminated the Due from Affiliate, and reversed the organizational costs support and reimbursement of $1,603,347 recognized in the Statement of Operations for the three months ended June 30, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes and other financial information appearing elsewhere in this quarterly report on Form 10-Q (the “Quarterly Report”) and our definitive prospectus dated August 12, 2026 (the “Prospectus”) in connection with our IPO. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in the sections titled “Risks” and “Note Regarding Forward-Looking Statements.”

Overview
We are an externally managed, diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act, and intends to elect to be treated as a RIC under Subchapter M of the Code beginning with our first taxable year following the IPO.
Our shares are currently listed on the New York Stock Exchange under the symbol “RVII.”
Our investment objective is to seek long-term capital appreciation. In pursuing our investment objective, we primarily invest, under normal circumstances, in a diversified portfolio of early-stage and growth-stage private companies, with a focus on private companies that are current or previous participants in the Y Combinator startup accelerator program or companies with a founder or co-founder that has participated in the Y Combinator startup accelerator program (collectively, “YC Companies”). We may, however, also invest in companies that are not YC Companies.
We seek to invest in YC Companies and other early-stage and growth-stage private companies that, in the view of the Adviser, demonstrate significant growth potential (each, a “Promising Company”). In identifying Promising Companies, the Adviser considers a variety of factors that may include the experience and track record of the founding team, market size, industry trends, product differentiation, commercial traction, and business model.
We make direct investments in Promising Companies, including follow-on investments, typically in the form of non-controlling equity and equity-related securities, including but not limited to, SAFEs, common stock, warrants, convertible preferred stock, other equity or equity-linked securities or ownership interests in business enterprises, other forms of senior equity, which may or may not be convertible into a company’s common equity, and preferred stock and convertible debt securities.
As a BDC, at least 70% of the Company’s assets must be the type of “qualifying” assets listed in Section 55(a) of the 1940 Act, which are generally privately offered securities issued by U.S. private or thinly traded companies. We may also invest up to 30% of our portfolio opportunistically in “non-qualifying” portfolio investments, such as investments in non-U.S. companies and private vehicles (each, a “Private Vehicle”) that rely on an exclusion from the definition of investment company in Section 3(c) of the 1940 Act. As of June 30, 2026, at least 70% of the Company’s assets were qualifying assets.
Portfolio and Investment Activity
During the three months ended June 30, 2026, we made $10,750,000 of investments in 43 new portfolio companies and had no sales or exits.
Our portfolio composition, based on fair value at June 30, 2026, was as follows:

	Investments at Fair Value	Percentage of Total Portfolio
SAFE	$19,600,000	100%
Total	$19,600,000	100%

During the period from March 16, 2026 (commencement of operations) to March 31, 2026, we made $8,850,000 of investments in 36 new portfolio companies and had no sales or exits.
Our portfolio composition, based on fair value at March 31, 2026, was as follows:

	Investments at Fair Value	Percentage of Total Portfolio
SAFE	$8,850,000	100%
Total	$8,850,000	100%
Results of Operations
Since we commenced operations on March 16, 2026, we have no corresponding prior period with which to compare our operating results for the three months ended June 30, 2026.
Operating Results
Our operating results for the three months ended June 30, 2026 were as follows:

For the Three Months Ended June 30, 2026
Expenses:
Organizational expenses	$1,191,516
Professional fees	96,771
Sub-administrator and custody expenses	35,850
Trustees’ fees	30,937
Other general and administrative expenses	29,090
Total expenses before cost support and reimbursement	1,384,164
Organizational costs support and reimbursement	(1,603,347)
Total expenses after cost support and reimbursement	(219,183)
Net investment income	219,183

Net realized gain and change in unrealized appreciation:
Net realized and unrealized gain on investments	—
Net increase in net assets from operations	$219,183
Investment Income
For the three months ended June 30, 2026, we had no investment income on investments.
Operating Expenses
Total operating expenses before cost support and reimbursement was $1,384,164 for the three months ended June 30, 2026. A significant portion was attributed to organizational costs incurred by the Company. Under the Organizational Costs Support and Reimbursement Letter Agreement, the Affiliate bore all organizational costs incurred by the Company prior to the IPO and would have irrevocably forborne reimbursement if no offering was consummated. Organizational costs of $1,603,347 borne by the Affiliate through June 30, 2026 include $411,831 expensed in periods through March 31, 2026, and accordingly exceed total expenses of $1,384,164 for the three months ended June 30, 2026.
Subsequent to June 30, 2026, we incurred additional organizational costs of $79,024 through the closing of our IPO, bringing total organizational costs advanced by the Affiliate to $1,682,371. Upon the consummation of the IPO on August 13, 2026, those costs became reimbursable by us, and were charged to us by the Affiliate.

Net Investment Income
For the three months ended June 30, 2026, net investment income was $219,183. Net investment income was a result of the organizational costs support and reimbursement of $1,603,347 that exceeded operating expenses of $1,384,164. Upon the consummation of our IPO, the organizational costs advanced by the Affiliate became reimbursable by us, and the support recognized for the three months ended June 30, 2026 was reversed. We expect to recognize a charge of $1,682,371, representing all organizational costs advanced by the Affiliate through the IPO closing date, resulting in reversal of the net investment income recognized for the three months ended June 30, 2026,
Net Realized Gain
For the three months ended June 30, 2026, we had no net realized gain on investments.
Net Change in Unrealized Gain
For the three months ended June 30, 2026, we had no net change in unrealized gain on investments.
Liquidity and Capital Resources
For the three months ended June 30, 2026, we experienced a net decrease in cash of $2,753,720. During the period, net cash used in operating activities was $12,753,730, primarily as a result of payments made to purchase investments. Net cash proceeds from financing activities was $10,000,010 as a result of proceeds from issuance of Shares.
Subsequent to June 30, 2026, we issued 135,801 common shares of beneficial interest to the Employee Fund for aggregate proceeds of $3,245,614. Additionally, we closed our IPO of 8,000,000 common shares of beneficial interest at a public offering price of $25.00 per share, for gross proceeds of $200,000,000. We received proceeds of $191,000,000, net of the sales load of $9,000,000. Upon consummation of the IPO, deferred offering costs of $4,137,817 were charged to paid-in capital, of which $1,615,769 was recorded as deferred offering costs at June 30, 2026, and organizational costs of $1,682,371 advanced by the Affiliate through the closing date, of which $1,603,347 had been incurred through June 30, 2026, became reimbursable by the Company and were charged to the Company by the Affiliate.
Contractual Obligations
Under the Organizational Costs Support and Reimbursement Letter Agreement, the Affiliate bore all organizational costs incurred by the Company prior to the IPO and would have irrevocably forborne reimbursement if no offering was consummated. Subsequent to June 30, 2026, we completed our IPO and we reimbursed the Affiliate for the organizational costs of $1,682,371, which includes $1,603,347 incurred through June 30, 2026.
Off-Balance Sheet Arrangements
As of June 30, 2026, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Commitments
As of June 30, 2026, we held no commitments to fund portfolio investments. See Note 8 to the Financial Statements.
Significant Accounting Estimates and Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we will evaluate our estimates, including those related to the matters described below. Actual results could differ from those estimates. We have identified the following items as critical accounting policies.
(a)Investment Valuation
Substantially all of our portfolio is expected to consist of securities for which no active public market exists, including SAFEs and other equity interests in privately held companies. Because these instruments are not publicly traded, we do not anticipate any observable market prices for a substantial majority of our assets, and their fair value is determined in good faith in accordance with valuation policies and procedures approved by the Board. The Board has designated the Adviser as the Valuation Designee pursuant to Rule 2a-5 under the 1940 Act, subject to the Board’s oversight. The Valuation Designee may engage one or more independent valuation firms to assist in valuing our investments.
In valuing our investments, the Valuation Designee considers a range of inputs depending on the nature of the security and the information available at the time, including observable, company-specific transactions such as priced financing rounds, tender or secondary transactions with determinable pricing, signed merger or acquisition agreements, initial public offerings or direct listings, and other transactions with clear pricing implications.
For our investments in SAFEs, the Valuation Designee evaluates the specific contractual terms of each instrument, including any valuation cap, discount and other economic features, and estimates the value of the resulting equity interest across a range of potential outcomes. Where a qualifying financing or other hard event has occurred, the Valuation Designee may reference the pricing of that transaction to derive an implied as-converted value, adjusted for the terms of the SAFE and other relevant facts and circumstances. Because a SAFE’s value may not change for an extended period until a conversion or other triggering event occurs, and its ultimate value depends on the outcome of contingent future events, the fair value we assign to a SAFE prior to conversion may differ materially from the value ultimately realized, and any such change could meaningfully affect our NAV per share.
Because the fair value of a SAFE or other equity interest investments is not derived from observable market transactions, the valuations we report involve significant estimation and judgment and are inherently uncertain. Amounts we ultimately realize upon disposition of an investment, or upon conversion of a SAFE, could differ materially from the fair values reflected in our financial statements as of any measurement date, and the timing and manner of any disposition could itself affect the value realized.
We measure fair value in accordance with ASC Topic 820, which defines fair value as the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date and establishes a three-level hierarchy that prioritizes the inputs used in valuation:
Level 1 – unadjusted quoted prices in active markets for identical assets that we can access at the measurement date.
Level 2 – quoted prices for similar assets in active markets, quoted prices for identical or similar assets in markets that are not active, or other inputs that are directly or indirectly observable.
Level 3 – unobservable inputs that are significant to the overall fair value measurement, used when little or no market activity exists for the asset.
An investment’s classification within the hierarchy is based on the lowest level of input that is significant to its overall fair value measurement, which itself requires judgment. Because substantially all of our investments lack observable market inputs, we expect to classify substantially all of our investments as Level 3.
We calculate our NAV, and value our investments for this purpose, as of the close of each fiscal quarter. Because valuations are performed quarterly rather than continuously, changes in the value of a portfolio investment between measurement dates — whether from company-specific developments or broader market and economic conditions — are not reflected in our NAV until the next quarterly valuation. Given the concentration of our portfolio in Level 3 investments, changes in the assumptions used in our valuation process, or in the timing and occurrence of the hard events and other information on which those assumptions rely, could have a material effect on our NAV and results of operations in any given period.
(b)Income Tax
We were taxed as a “C” corporation from our organization. We intend to elect to be treated as a RIC beginning with our first taxable year following the IPO. Until our first taxable year following the IPO, we continued to be taxed as a “C” corporation and recognized current and deferred income taxes based on our taxable income computed under the separate return method, notwithstanding our consolidation with our Affiliate for income tax reporting purposes, and we evaluated our deferred tax assets each period to determine whether a valuation allowance was required. That evaluation required significant judgment about our expected future taxable income, available tax planning strategies and other factors, and changes in that judgment could have materially affected our tax provision in future periods. Following our RIC election, our ability to avoid corporate-level income tax on amounts we distribute will depend on us satisfying applicable source-of-income, asset diversification and distribution requirements on an ongoing basis.

Related-Party Transactions
We have entered into a number of business relationships with affiliates or related parties, including the following:
(a) Investment Advisory Agreement:
Under the terms of the Investment Advisory Agreement, the Adviser provides investment advice and manages the day-to-day business and affairs of the Company, in each case under the ultimate supervision of the Board. Pursuant to the Investment Advisory Agreement, effective upon the IPO of the Company, the Company will pay the Adviser the Management Fee consisting of two components: a Base Management Fee and an Incentive Fee on Capital Gains.
The Base Management Fee will be calculated and payable quarterly at an annual rate of 2.00% of the Company’s Net Assets determined quarterly as of the end of each quarter. For purposes of determining the Base Management Fee payable to the Adviser, the Company’s Net Assets will be calculated prior to any reduction for the accrual of the Management Fee for that quarter. “Net Assets” means the total assets of the Company minus the Company’s liabilities.
The Incentive Fee on Capital Gains will be calculated and payable as of the end of each fiscal year (or, upon termination of the Investment Advisory Agreement, as of the termination date). The Incentive Fee on Capital Gains will equal 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid Incentive Fees on Capital Gains. In no event will the Incentive Fee on Capital Gains exceed the amount permitted by the Advisers Act, including Section 205 thereof.
There were no Management Fees incurred during the period ended June 30, 2026 and March 31, 2026.
(b) Administration Agreement:
The Company has entered into an Administration Agreement with the Administrator subsequent to year end. Under the Administration Agreement, the Administrator performs, or oversees the performance of administrative services necessary for the operation of the Company, which include, among other things, being responsible for the financial records which the Company is required to maintain and preparing reports to the Shareholders and reports filed with the SEC. In addition, the Administrator assists in determining and publishing the Company’s NAV, oversees the preparation and filing of the Company’s tax returns, oversees the printing and dissemination of reports to the Shareholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. The Company will reimburse the Administrator for its allocable portion of the costs and expenses incurred by the Administrator in performance by the Administrator of its duties under the Administration Agreement, including technology costs and the Company’s allocable portion of cost of compensation and related expenses of the Company’s Principal Financial Officer and Chief Compliance Officer and their respective staffs, as well as any costs and expenses incurred by the Administrator relating to any administrative or operating services provided by the Administrator to the Company (including costs and expenses incurred by the Administrator in connection with the delegation of its obligations under the Administration Agreement to the Sub-Administrator). The Board reviews the allocation methodologies with respect to such expenses. Under the Administration Agreement, non-investment professionals of the Administrator may provide, on behalf of the Company, managerial assistance to those portfolio companies to which the Company is required to provide such assistance. To the extent that the Company’s Administrator outsources any of its functions, the Company pays the fees associated with such functions on a direct basis without profit to the Administrator. There were no expenses allocable to the Company for the period ended June 30, 2026 under this agreement.
(c) Organizational Costs Support and Reimbursement Letter Agreement:
On June 29, 2026, the Company entered into an Organizational Costs Support and Reimbursement Letter Agreement with the Affiliate and the Adviser, which was approved by the Board. Pursuant to this agreement, the Affiliate agreed to pay all organizational costs incurred by the Company or incurred by the Affiliate on the Company’s behalf prior to an IPO of its common shares of beneficial interest.
Organizational costs advanced by the Affiliate under this agreement totaled $1,603,347 through June 30, 2026, comprising $1,191,516 incurred during the three months ended June 30, 2026 and $411,831 incurred and accrued in periods through March 31, 2026.
In the event the Company had not consummated an IPO of its Shares, the Affiliate would have irrevocably forborne its right to seek reimbursement from the Company for such organizational costs.

The organizational costs were charged to the Company by the Affiliate immediately upon the consummation of the IPO, and the Company reimbursed the Affiliate for such organizational costs from the proceeds received by the Company from the IPO. As a result, the organizational costs immediately reduced the NAV of each Share purchased in the IPO.
As of June 30, 2026, the Company has recorded $1,603,347 Accrued Organizational Expenses and a corresponding amount as Due from Affiliate on the Statement of Assets and Liabilities, as the IPO was not consummated as of that date.
(d) Tax Sharing Agreement:
The Company has a tax sharing agreement with the Affiliate, and pursuant to the agreement, the Company pays the Affiliate amounts related to income taxes owed. For the three-month period ended June 30, 2026, the Company accrued no federal income taxes payable under the agreement and accrued $262 of state franchise taxes payable under the agreement.
Recent Developments
On July 17, 2026, the Company issued 135,801 common shares of beneficial interest to the Employee Fund, for aggregate proceeds of $3,245,614. Following the issuance, 1,066,384 Shares were outstanding.
On August 14, 2026, the Company effected a reverse split of its common shares of beneficial interest, pursuant to which each outstanding Share was converted into 0.97658 Shares. The number of Shares outstanding was reduced from 1,091,957 to 1,066,384. The reverse split was effected in connection with the Company’s IPO. All Share and per-Share amounts in these financial statements and the accompanying notes have been adjusted retroactively to give effect to the split for all periods presented. The split had no effect on the Company’s net assets, total expenses, net investment income or total return.
On August 14, 2026, the Company closed its IPO of 8,000,000 common shares of beneficial interest at a public offering price of $25.00 per share, for gross proceeds of $200,000,000. The Company received proceeds of $191,000,000, net of the sales load of $9,000,000. The Company’s common shares of beneficial interest began trading on the New York Stock Exchange on August 13, 2026 under the ticker symbol “RVII.”
Upon consummation of the IPO, deferred offering costs of $4,137,817 were charged to paid-in capital, of which $1,615,769 was recorded as deferred offering costs at June 30, 2026. In addition, the organizational costs of $1,682,371 advanced by the Affiliate through the closing date, of which $1,603,347 had been incurred through June 30, 2026, became reimbursable by the Company and were charged to the Company by the Affiliate. The charge eliminated the Due from Affiliate, and reversed the organizational costs support and reimbursement of $1,603,347 recognized in the Statement of Operations for the three months ended June 30, 2026.
On August 19, 2026, Lucas Moskowitz replaced Aaron Ellias as Secretary of the Company, and Aaron Ellias and Christian Lymn were each appointed Assistant Secretary of the Company.
Emerging Growth Company Status
The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As a result, the Company intends to take advantage of certain exemptions for emerging growth companies allowing it to temporarily forgo the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. The Company will remain an emerging growth company until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of the Company’s IPO, (ii) in which the Company has total annual gross revenue of at least $1.235 billion, or (iii) in which the Company is deemed to be a large accelerated filer, which means the market value of the Company’s common shares of beneficial interest that is held by non-affiliates exceeds $700 million as of the end of the Company’s prior second fiscal quarter, and (b) the date on which the Company has issued more than $1 billion in non-convertible debt during the prior three-year period.
In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company intends to take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate the Company since the Company’s financial statements may not be comparable to companies that comply with public company effective dates and may result in less investor confidence.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk
Our investments are primarily in equity securities and SAFEs of early-stage and growth-stage private companies that in many cases have short operating histories and are generally illiquid. In addition to the risk that these companies may fail to achieve their objectives, the price we may receive for these investments in private transactions may be significantly impacted by periods of disruption and instability in the capital markets and in private financing markets. While these periods of disruption may have little direct impact on the operating results of our portfolio companies, they may significantly impact the prices that market participants would pay for our investments and the valuations at which our portfolio companies are able to raise additional capital, which may have a significant impact on the valuation of our investments.
Valuation Risk
Our investments generally do not have a readily available market quotation, as such term is defined in Rule 2a-5 under the 1940 Act, and we value these investments at fair value as determined in good faith by the Adviser as valuation designee in accordance with our valuation policy. There is no single standard for determining fair value in good faith, and determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period, and these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed. A portion of our portfolio consists of SAFEs, which are valued based on estimates of future contingent events, including the occurrence and terms of future priced equity financing rounds. Accordingly, their reported fair value may differ materially from realized outcomes, and their value may change significantly upon a conversion event. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.
Interest Rate Risk
We are subject to financial market risks, which could include, to the extent we utilize leverage with variable rate structures, changes in interest rates. As we invest primarily in equity securities and SAFEs rather than debt instruments, we would not expect fluctuations in interest rates to directly impact the return on our portfolio investments. However, any significant change in market interest rates could affect the business, financial condition and results of operations of our portfolio companies and the private financing markets generally.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2026, our management, including our President (Principal Executive Officer) and our Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our President and Principal Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to our management, including our President and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
As of June 30, 2026, neither the Company nor the Adviser is a party to any material legal proceedings, and to our knowledge, no material legal proceeding has been threatened against the Company or the Adviser. In the ordinary course of business, the Company may become subject to legal proceedings, claims and regulatory inquiries from time to time. While the outcome of any such future matters cannot be predicted with certainty, we do not expect that any such matters, if they arise, would have a material effect on our financial condition or results of operations. In addition, our portfolio companies may be parties to litigation or other legal proceedings in the ordinary course of their businesses; the Company is not a party to any such proceedings, although adverse outcomes could affect the fair value of our investments in such companies.
Item 1A. Risk Factors
An investment in the Company involves a high degree of risk and therefore should only be undertaken by investors who understand the potential risk of capital loss, for whom an investment in the Company is a part of a diversified investment program, and whose financial resources are sufficient to enable them to assume these risks and to bear the loss of all or part of their investment. The following is not an exhaustive listing of all of the potential risks associated with an investment in the Company.
An investment in the Company is suitable only for those persons who have such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of their proposed investment. An investment in the Company is speculative and involves a high degree of risk. Therefore, you should consider the risks of investing in the Company, including the principal risk factors described below, as well as the other information in this Quarterly Report, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” prior to making an investment in the Company. The following information is a discussion of the known material risk factors associated with an investment in the Shares specifically. These risks may be directly applicable to the Company or may be indirectly applicable through the Company’s investments. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.
The value of your investment in the Company, as well as the amount of return you receive on your investment in the Company, may fluctuate significantly. You may lose all or part of your investment in the Company. There is no assurance that the Company will meet its investment objective. Each risk summarized below is considered a “principal risk” of investing in the Company, regardless of the order in which it appears, and such order is not intended to provide any indication as to the likelihood of their occurrence or of their magnitude or significance.
Risk Factors Summary
The following is a summary of the principal risks that you should carefully consider before investing in our Shares and is followed by a more detailed discussion of the material risks related to us and an investment in our Shares.
•The Company’s investments in early-stage companies involve a high degree of risk, including total loss, because such companies frequently face significant financial, operational, and competitive challenges and the percentage that survive and prosper can be small.
•The Company’s focus on YC Companies may result in concentration in high-growth or technology-oriented businesses, and any limitation Y Combinator imposes on the Company’s access to YC Companies could materially adversely affect the Company.
•The value of the Company’s equity securities may fall due to market, economic, industry-specific, or issuer-specific factors, and the Company’s equity interests may decline in value or lose all value.
•SAFEs do not represent equity ownership at the time of investment and provide only a contractual right to receive equity upon specified triggering events that may never occur, meaning the Company could lose its entire investment or receive equity worth significantly less than anticipated.

•Investments in private companies involve a high degree of business and financial risk, limited information and liquidity, significant valuation uncertainty; private companies may have limited financial resources, shorter operating histories, and less predictable results than publicly traded companies.
•The Company is subject to the risks of any Private Vehicles (including special purpose vehicles (“SPVs”)) in which it invests, including illiquidity, reliance on unverified valuations from the manager or general partner of the Private Vehicle (a “Private Vehicle Manager”); shareholders will indirectly bear a proportionate share of the fees (including any performance fees) and expenses of the Private Vehicles, in addition to a proportionate share of the fees and expenses of the Company, which will reduce the Company’s investment returns.
•The Company has no internal management capacity or employees and depends entirely on the Adviser, which was recently formed, has limited investing history, and has limited experience managing BDCs; the departure of any key personnel could materially adversely affect the Company.
•The Company’s potential concentrated exposure to sectors such as technology, AI, aerospace and defense, fintech, and robotics could result in losses disproportionate to the broader market during sector-specific downturns.
•If the Company fails to continuously qualify as a BDC, it could be subject to regulation as a registered closed-end investment company, significantly decreasing operating flexibility and increasing costs.
•The Company’s status as an “emerging growth company” allows exemptions from certain reporting requirements and an extended transition period for new accounting standards, which may make it less attractive to investors and impede capital raising.
•The incentive fee on capital gains may incentivize the Adviser to make riskier or more speculative investments than it otherwise would.
•Shares of BDCs frequently trade at a discount to NAV and there is no assurance the Shares will trade at or above NAV.
•Sales or perceived intended sales of additional Shares by the Company, the Affiliate, or the Employee Fund could cause the market price of the Shares to decline.
•An active, liquid, and orderly trading market for the Shares may not be sustained.
•The Company competes for investment opportunities against entities with substantially greater resources, many of which are not subject to the same regulatory restrictions.
•Delays in investing the net proceeds of the IPO may cause the Company’s performance to lag other fully invested BDCs; the Company may be unable to deploy proceeds on acceptable terms or at all.
•The Company will need additional capital to grow, and BDC regulations affect its ability to raise capital, potentially limiting growth or business opportunities.
•The vast majority of the Company’s portfolio investments will be recorded at fair value as determined in good faith by the Adviser, and such determinations may differ materially from values that would exist if a ready market existed for those securities.
•Substantially all of the Company’s investments will be illiquid, with no assurance that portfolio companies will ever have a liquidity event, and forced liquidation could result in proceeds significantly below recorded values.
•The Company may borrow money, which magnifies the potential for both gain and loss; if leveraged investments fail to earn more than the cost of borrowing, returns will decrease and NAV volatility will increase.

•The Adviser and its affiliates may manage other vehicles with overlapping strategies, and the Affiliate and its affiliates may compete with the Company for investment opportunities.
•The 1940 Act restricts the Company from engaging in certain transactions with the Adviser and its affiliates, and the Company may be unable to participate in negotiated co-investments absent an SEC exemptive order.
•Changes in laws or regulations governing the Company’s operations or those of its portfolio companies could materially adversely affect the Company’s business.
•The Board may change the Company’s investment objective, strategies, or operating policies without shareholder approval, which could adversely affect the Company.
•The Company is actively managed, and there is no guarantee the Adviser’s investment techniques and risk analyses will produce the desired results.
•The Amended and Restated Declaration of Trust, dated May 21, 2026 (the “Declaration of Trust”) includes provisions that could limit the ability of others to acquire control of the Company or change Board’s composition, potentially discouraging acquisition attempts and limiting Shareholders’ ability to sell their shares at a premium over the then-current market price.
•If the Company fails to qualify as a RIC, it will be subject to corporate-level federal income tax on all of its income, which could substantially reduce Company’s net assets, the amount of income available for distribution to Shareholders and the actual amount of the Company’s distributions.
Risk Factors
Early-Stage Companies Risks
The types of investments that the Company anticipates making involve a high degree of risk. In general, financial and operating risks confronting portfolio companies can be significant. While targeted returns should reflect the perceived level of risk in any investment situation, there can be no assurance that the Company will be adequately compensated for risks taken. A loss of the Company’s entire investment is possible. The timing of profit realization is highly uncertain. Losses are likely to occur early in the Company’s term, while successes often require a long maturation period.
Early-stage companies often experience unexpected problems in the areas of product development, manufacturing, marketing, financing and general management, which, in some cases, cannot be adequately solved. In addition, such companies may require substantial amounts of financing, which may not be available through institutional private placements or the public markets. In addition, the markets that such companies target are highly competitive and in many cases the competition consists of larger companies with access to greater resources. The percentage of companies that survive and prosper can be small. Given the rapid timelines often associated with accelerator programs such as Y Combinator, and the inherently limited information available on early-stage companies, the Adviser’s evaluation of a given opportunity is generally conducted on an expedited basis, which creates heightened risk for investors in such early-stage companies.
YC Companies Risk
Because the Company focuses its investments in YC Companies, it may be more concentrated in certain types of businesses (such as high-growth or technology-oriented companies) and may perform differently than funds that invest in a broader range of companies or have a less focused investment approach. The Company is not a party to any agreement with Y Combinator with respect to access to YC Companies. Any limitation imposed by Y Combinator on the Company’s access to YC Companies could have a material adverse effect on the Company’s business, financial condition or results of operations.
SAFEs Risk
SAFEs do not represent an equity ownership interest at the time of investment, and it is uncertain if SAFEs will provide such exposure in the future. They are designed for early-stage, high-growth startup companies that are expected to raise additional capital in the future. If such growth or financing does not occur, the economic assumptions underlying the investment may not be realized. Unlike common stock, SAFEs do not provide holders with any current ownership rights, including voting rights or rights to dividends, and instead represent only a contractual right to receive equity in the future upon the occurrence of specified triggering events, such as a future equity financing, acquisition, or initial public offering, which may not occur. If such triggering events do not occur, the Company may never receive equity securities and could lose its entire investment. In certain circumstances, a portfolio company may raise additional capital through alternative financing structures that do not trigger conversion. Even if a triggering event occurs, the terms governing conversion may be complex and highly variable, including valuation caps, discounts, or other mechanisms, such as most favored nation or pro rata provisions, that may significantly affect the amount and value of equity ultimately received.
The valuation for the company used in the conversion of the SAFEs will be determined by the investors investing in the next priced equity financing round that triggers conversion of the SAFEs, which valuation may not be known by the Company or an accurate reflection of the valuation of the company at that time.
A SAFE investment’s value may not change for an extended period of time, for example, until a conversion is triggered. Upon conversion, the Company’s investment in the company that issued the SAFE may change significantly, impacting the Company’s NAV per share and potentially the trading price for the Shares. Because SAFEs are valued based on estimates of future contingent events, their reported fair value may differ materially from realized outcomes.
Equity Securities Risk
The prices of equity securities fluctuate based on changes in a company’s financial condition and overall market and economic conditions. Equity securities of companies that operate in certain sectors or industries tend to experience greater volatility than companies that operate in other sectors or industries or the broader equity markets. For example, publicly traded equity securities of private equity funds and private equity firms tend to experience greater volatility than other companies in the financial services industry and the broader equity markets. An adverse event, such as an unfavorable earnings report, may depress the value of equity securities held by the Company. The value of equity securities may also decline due to factors which affect a particular industry or industries, such as labor shortages or increased production costs and competitive conditions within an industry. The value of the equity securities held by the Company may decline for a number of other reasons which directly relate to the issuer, such as management performance, financial leverage, the issuer’s historical and prospective earnings, the value of its assets and reduced demand for its goods and services. Also, equity securities and equity-related securities may be particularly sensitive to general movements in the stock market, and a drop in the stock market may depress the price of any equity securities to which the Company has exposure. The value of the equity securities the Company holds may also fluctuate because of changes in investors’ perceptions of the financial condition of an issuer or the general condition of the relevant stock market, or when political or economic events affecting the issuers occur. In addition, common stock prices may be particularly sensitive to rising interest rates, as the cost of capital rises and borrowing costs increase. Common equity securities in which the Company may invest are structurally subordinated to preferred stock, bonds and other debt instruments in a company’s capital structure in terms of priority to corporate income, and are therefore inherently more risky than preferred stock or debt instruments of such issuers.
The equity interests the Company invests in may not appreciate in value and, in fact, may decline in value or lose all value. Accordingly, the Company may not be able to realize gains from its equity interests, and any gains that it does realize on the disposition of any equity interests may not be sufficient to offset any other losses it experiences.
Technological Innovations
Current trends in the market generally have been toward disrupting a traditional approach to an industry with technological innovation, and multiple young companies have been successful where this trend toward disruption in markets and market practices has been critical to their success. In this period of rapid technological and commercial innovation, new businesses and approaches may be created that could affect the Company and/or its portfolio investments or alter the market practices the Company’s strategy has been designed to function within and on which the Company’s strategy depends for investment return. Moreover, given the pace of innovation in recent years, such technological innovation may adversely impact the Company and/or its portfolio companies in a manner that may not have been foreseen, or foreseeable, at the time the Company made any applicable investment. Any of these technological innovations could damage the Company’s investments, significantly disrupt the market in which it operates and subject it to increased competition, which could materially and adversely affect its business, financial condition and results of investments. Additionally, the Adviser could base investment decisions on views about the direction or degree of innovation that prove inaccurate and lead to losses.

Seed Relationships
The Company may occasionally enter into an agreement with a single entrepreneur or team of entrepreneurs (each, an “Entrepreneur”), pursuant to which the Company will provide seed funding to one or more companies founded or otherwise sponsored by such Entrepreneur. It is the Company’s belief that such arrangements may benefit the Company by creating opportunities for the Company to secure favorable terms with respect to such investments, and that the Company’s relationships with Entrepreneurs may benefit the Company by creating earlier access to portfolio companies with promising founders. It is possible, however, that as a result of any such arrangement, the Company will make investments in portfolio companies in which it otherwise would not have invested.
Reliance on Portfolio Company Management Team
Each portfolio company’s day-to-day operations will be the responsibility of such company’s management team. Certain of the Company’s investments will be in portfolio companies that have not had significant operations and may have founders and management teams with less operational experience than a more established company. While the Company seeks to invest in companies operated by strong management or build strong management teams at each of them, there can be no assurance that the existing management team, or any successor, will be able to operate the portfolio company as expected by the Company. The success of each portfolio investment depends in substantial part upon the skill and expertise of each portfolio company’s management team. Additionally, portfolio companies will need to attract, retain, and develop executives and members of their management teams. The market for executive talent is, notwithstanding general unemployment levels or developments within a particular industry, extremely competitive. There can be no assurance that a portfolio company will be able to attract, develop, integrate, and retain suitable members of its management team, and, as a result, the Company may be adversely affected thereby.
Private Investments Risk
Investments in private companies involve a high degree of business and financial risk that can result in substantial losses. Less information is available with respect to private companies compared to public companies and private company investments offer limited liquidity. Private companies are generally not subject to SEC reporting requirements, are not required to maintain their accounting records in accordance with generally accepted accounting principles, and are not required to maintain effective internal controls over financial reporting. As a result, the Adviser may not have timely or accurate information about the business, financial condition and results of operations of the private companies in which the Company invests. There is a risk that the Company may invest on the basis of incomplete or inaccurate information, and will not be able to adequately monitor the performance of its investments, which may adversely affect the Company’s investment performance. It also is more difficult to value private investments compared to public investments because there is less information available about private companies. Private companies in which the Company may invest may have limited financial resources, shorter operating histories, more asset concentration risk, narrower product lines and smaller market shares than larger businesses, which tend to render such private companies more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. These companies generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. Private company investments are more difficult to value than investments in public companies due to less information being available and valuations may fluctuate more dramatically than those of public companies. As a result, the Company’s NAV could significantly increase or decrease if the Company learns of new material information regarding a private company, particularly if the company comprises a significant portion of the Company’s portfolio. Additionally, the Company will only value its investments on a periodic basis. To the extent that new material information regarding a private company in which the Company has invested becomes public, the trading price of the Shares could fluctuate significantly, including potentially causing the Shares to trade at a discount or premium to the most recently published NAV. These companies may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.
Typically, investments in private companies are in restricted securities that are not traded in public markets and subject to transfer restrictions and substantial holding periods, so that the Company may not be able to resell some of its holdings for extended periods, which may be several years. There can be no assurance that the Company will be able to realize the value of private company investments in a timely manner. There also is no assurance that the private companies in which the Company invests will ever have a liquidity event.

Additionally, the types of private companies in which the Company expects to invest may be dependent on key personnel for their future success. If a company is unable to hire and retain qualified personnel, or if the company loses a founder or any key member of its management team, its performance may be significantly impaired.
Historical returns for private company investments have often been dependent on investment selection with a limited number of companies having an outsized impact on the return profile of the asset class. Private companies typically control which investors are permitted to invest in their company, including through a consent right over which investors are permitted to purchase shares from existing investors in that company. There can be no assurance that the companies that the Company targets will permit the Company to become an investor. The Company may not be able to deploy all of its capital in companies that fit its investment mandate.
The Company’s private investments may be subject to risks associated with an unaffiliated lead investor. Due diligence will be conducted on private investment opportunities. However, due diligence will necessarily be limited by, among other things, information that the Company is able to obtain, and the Company expects that substantially less information will be available about the Company’s private investments than information that would be available for publicly traded investments. The Company may in its sole discretion make the determination to invest without having access to the detailed information necessary for a full evaluation of the investment opportunity, including where the Company believes that such level of due diligence is either not possible or not practicable given the circumstances of the proposed portfolio investment (such as when the window of opportunity is short and/or the demand by other investors is high). In such circumstances, there therefore may be a shorter due diligence process. The Company expects to make minority investments where it may have little to no opportunity to negotiate the terms of a particular private investment or to require a specific private company in which the Company invests to disclose any particular type of information to the Company, either in connection with diligence or as ongoing reporting. Where the Company invests alongside an unaffiliated lead investor, the Adviser may rely to some extent on the lead investor’s diligence on the relevant investment and to negotiate certain terms of the investment. In addition, the Adviser may rely upon independent consultants or advisers in connection with their evaluation of proposed investments and may consider the diligence of potential co-investors or strategic partners. There can be no assurance that these consultants, advisers, co-investors or strategic partners will accurately evaluate such investments, and such involvement of third-party consultants, advisers, co-investors or strategic partners may present a number of risks primarily relating to the Adviser’s reduced control of the functions that are outsourced. As a result of any or all of these circumstances, the due diligence investigation that the Company carries out with respect to any such investment opportunity may not reveal or highlight all material risks associated with such investment opportunity, which may have otherwise been discovered with a more thorough process, especially when there is a compressed diligence timeframe and/or heightened competition for an investment, where there may be limited publicly available information with respect to a particular company or its executives, where because of the size or other aspects of an investment limited information is made available to the Adviser by the prospective portfolio company, or in circumstances where all or a portion of such due diligence is conducted remotely.
In connection with some of the Company’s investments in private companies, the Company may pledge some or all voting rights in a private company to management or another third-party investor. The Adviser may determine in its sole discretion that a pledge of such voting rights for a specific investment opportunity is in the best interests of the Company, and if the Adviser determines that the Company should not agree to pledge such voting rights, it may result in the Company being excluded from the investment opportunity.
The Company has the discretion to make follow-on investments, subject to the availability of capital resources and the availability of securities in the applicable portfolio company. The Company may elect not to make follow-on investments in a portfolio company and it may lack sufficient funds to make those investments. The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and the Company’s initial investment, or may result in a missed opportunity for the Company to increase its participation in a successful operation. Even if the Company has sufficient capital to make a desired follow-on investment, it may elect not to do so in order not to increase its concentration of risk, because it prefers other opportunities, or because it is inhibited by compliance with regulatory or other requirements.
Private Vehicle Risks
The Company’s investments in Private Vehicles are subject to a number of risks. Private Vehicle interests are expected to be illiquid and subject to restricted marketability, and the realization of investments from them may take considerable time and/or be costly. In addition, certain private companies may impose broad transfer restrictions on their equity securities. These restrictions may extend to the ability of a Private Vehicle that invests in such private company to admit new investors, meaning that the Company may be unable to invest in a Private Vehicle without the consent of the underlying private company. There can be no assurance that such consent will be granted, which may limit the Company’s ability to gain exposure to certain private companies. The Company expects to primarily invest in Private Vehicles, including SPVs, that provide exposure focused on the same Promising Companies that the Company invests in directly. Some of the Private Vehicles in which the Company invests may have only limited operating histories. Although the Adviser will seek to receive detailed information from each Private Vehicle regarding its business strategy and any performance history, including audited financial statements, in most cases the Adviser will have little or no means of independently verifying this information. The Company may in its sole discretion make the determination to invest without having access to the detailed information necessary for a full evaluation of the investment opportunity, including where the Company believes that such level of due diligence is either not possible or not practicable given the circumstances of the proposed portfolio investment (such as where the window of opportunity is short and/or the demand by other investors is high). In such circumstances, there therefore may be a shorter due diligence process. In addition, the Adviser may rely upon independent consultants or advisers in connection with their evaluation of proposed investments and may consider the diligence of potential co-investors or strategic partners. There can be no assurance that these consultants, advisers, co-investors or strategic partners will accurately evaluate such investments, and such involvement of third-party consultants, advisers, co-investors or strategic partners may present a number of risks primarily relating to the Adviser’s reduced control of the functions that are outsourced. As a result of any or all of these circumstances, the due diligence investigation that the Company carries out with respect to any such investment opportunity may not reveal or highlight all material risks associated with such investment opportunity, which may have otherwise been discovered with a more thorough process, especially when there is a compressed diligence timeframe and/or heightened competition for an investment, where there may be limited publicly available information with respect to a particular company or its executives, where because of the size or other aspects of an investment limited information is made available to the Adviser by the prospective portfolio company, or in circumstances where all or a portion of such due diligence is conducted remotely. Lastly, Private Vehicles may have little or no near-term cash flow available to distribute to investors, including the Company. Due to the pattern of cash flows in Private Vehicles and the illiquid nature of their investments, investors typically will see negative returns in the early stages of Private Vehicles. Then, as investments are able to realize liquidity events, such as a sale or initial public offering, positive returns will be realized if the Private Vehicle’s investments are successful.
Private Vehicle interests are ordinarily valued based upon valuations provided by the Private Vehicle Manager, which may be received on a delayed basis. Certain securities in which the Private Vehicles invest may not have a readily ascertainable market price and are fair valued by the Private Vehicle Managers. A Private Vehicle Manager may face a conflict of interest in valuing such securities because their values may have an impact on the Private Vehicle Manager’s compensation. The Adviser will review and perform due diligence on the valuation procedures used by each Private Vehicle Manager and monitor the returns provided by the Private Vehicles. No assurances can be given regarding the valuation methodology or the sufficiency of systems utilized by any Private Vehicle Manager, the accuracy of the valuations provided by the Private Vehicle Managers, that the Private Vehicle Managers will comply with their own internal policies or procedures for keeping records or making valuations, or that the Private Vehicle Managers’ policies and procedures and systems will not change without notice to the Company. As a result, a Private Vehicle Manager’s valuation of the securities may fail to match the amount ultimately realized with respect to the disposition of such securities. A Private Vehicle Manager’s information could also be inaccurate due to fraudulent activity, mis-valuation or inadvertent error. The Company may not uncover errors in valuation for a significant period of time, if ever. Inaccurate valuations provided by Private Vehicles could materially adversely affect the value of Shares.
The Company will pay asset-based or commitment-based fees, and, in most cases, will be subject to performance-based fees in respect of its interests in Private Vehicles. Such fees and performance-based compensation are in addition to the Company’s own Management Fee. In addition, performance-based fees charged by Private Vehicle Managers may create incentives for the Private Vehicle Managers to make risky investments, and may be payable by the Company to a Private Vehicle Manager based on a Private Vehicle’s positive returns even if the Company’s overall returns are negative. Shareholders will indirectly bear a proportionate share of the fees and expenses of the Private Vehicles, in addition to a proportionate share of the expenses of the Company.
The Company may be precluded from acquiring an interest in certain Private Vehicles due to regulatory implications under the 1940 Act or other laws, rules and regulations or may be limited in the amount it can invest in voting securities of Private Vehicles. The Adviser also may refrain from including a Private Vehicle in the Company’s portfolio in order to address adverse regulatory implications that would arise under the 1940 Act for the Company if such an investment was made. In addition, the SEC has adopted Rule 18f-4 under the 1940 Act, which, among other things, may impact the ability of the Company to enter into unfunded commitment agreements, if any, such as a capital commitment to a Private Vehicle or as part of a direct investment. In addition, the Company’s ability to invest may be affected by considerations under other laws, rules or regulations. Such regulatory restrictions, including those arising under the 1940 Act, may cause the Company to invest in different Private Vehicles or direct investments than other clients of the Adviser.

If the Company fails to satisfy capital calls to a Private Vehicle in a timely manner then, generally, it will be subject to significant penalties, including the complete forfeiture of the Company’s investment in the Private Vehicle. Any failure by the Company to make timely capital contributions may impair the ability of the Company to pursue its investment program, cause the Company to be subject to certain penalties from the Private Vehicles or otherwise impair the value of the Company’s investments.
The governing documents of a Private Vehicle generally are expected to include provisions that would enable the general partner, the manager, or a majority in interest (or higher percentage) of its limited partners or members, under certain circumstances, to terminate the Private Vehicle prior to the end of its stated term. Early termination of a Private Vehicle in which the Company is invested may result in the Company having distributed to it a portfolio of immature and illiquid securities, or the Company’s inability to invest all of its capital as anticipated, either of which could have a material adverse effect on the performance of the Company.
Although the Company will be an investor in a Private Vehicle, Shareholders will not themselves be equity holders of that Private Vehicle and will not be entitled to enforce any rights directly against the Private Vehicle or the Private Vehicle Manager or assert claims directly against any Private Vehicles, the Private Vehicle Managers or their respective affiliates. Shareholders will have no right to receive the information issued by the Private Vehicles that may be available to the Company as an investor in the Private Vehicles. In addition, Private Vehicles generally are not registered as investment companies under the 1940 Act; therefore, the Company, as an investor in Private Vehicles, will not have the benefit of the protections afforded by the 1940 Act. Private Vehicle Managers may not be registered as investment advisers under the Advisers Act, in which case the Company, as an investor in Private Vehicles managed by such Private Vehicle Managers, will not have the benefit of certain of the protections afforded by the Advisers Act.
Commitments to Private Vehicles generally are not immediately invested. Instead, committed amounts are drawn down by Private Vehicles and invested over time, as underlying investments are identified—a process that may take a period of several years, with limited ability to predict with precision the timing and amount of each Private Vehicle’s drawdowns. During this period, investments made early in a Private Vehicle’s life are often realized (generating distributions) even before the committed capital has been fully drawn. In addition, many Private Vehicles do not draw down 100% of committed capital, and historic trends and practices can inform the Adviser as to when it can expect to no longer need to fund capital calls for a particular Private Vehicle. Accordingly, the Adviser may make investments and commitments based, in part, on anticipated future capital calls and distributions from Private Vehicles. This may result in the Company making commitments to Private Vehicles in an aggregate amount that exceeds the total amounts invested by Shareholders in the Company at the time of such commitment (i.e., to “over-commit”). To the extent that the Company engages in an “over-commitment” strategy, the risk associated with the Company defaulting on a commitment to a Private Vehicle will increase. The Company will maintain cash, cash equivalents, borrowings or other liquid assets in sufficient amounts, in the Adviser’s judgment, to satisfy capital calls from Private Vehicles.
The Company is subject to the risks associated with its Private Vehicles’ underlying investments. The investments made by Private Vehicles will entail a high degree of risk and in most cases be highly illiquid and difficult to value. Unless and until those investments are sold or mature into marketable securities they will remain illiquid. As a general matter, companies in which the Private Vehicle invests may face intense competition, including competition from companies with far greater financial resources; more extensive research, development, technological, marketing and other capabilities; and a larger number of qualified managerial and technical personnel.
In connection with making an investment in a Private Vehicle, the Company may decide to pledge some or all voting rights in a Private Vehicle to management or another third-party investor. The Adviser may determine in its sole discretion that a pledge of such voting rights for a specific investment opportunity is in the best interests of the Company, and if the Adviser determines that the Company should not agree to pledge such voting rights, it may result in the Company being excluded from the investment opportunity.
A Private Vehicle Manager may focus on a particular industry or sector, which may subject the Private Vehicle, and thus the Company, to greater risk and volatility than if investments had been made in issuers in a broader range of industries. Likewise, a Private Vehicle Manager may focus on a particular country or geographic region, which may subject the Private Vehicle, and thus the Company, to greater risk and volatility than if investments had been made in issuers in a broader range of geographic regions. In addition, Private Vehicles may establish positions in different geographic regions or industries that, depending on market conditions, could experience offsetting returns.
The Company will not obtain or seek to obtain any control over the management of any portfolio company in which any Private Vehicle may invest. The success of each investment made by a Private Vehicle will largely depend on the ability and success of the management of the portfolio companies in addition to economic and market factors.

The Company may make secondary investments in Private Vehicles by acquiring the interests in the Private Vehicles from existing investors in such Private Vehicles (and not from the issuers of such investments). In such instances, as the Company will not be acquiring such interests directly from the Private Vehicle, it is generally not expected that the Company will have the opportunity to negotiate the terms of the interests being acquired, other than the purchase price, or other special rights or privileges. There can be no assurance as to the number of secondary investment opportunities that will be presented to the Company.
In addition, valuation of secondary investments in Private Vehicles may be difficult, as there generally will be no established market for such investments or for the privately held portfolio companies in which such Private Vehicles may own securities. Moreover, the purchase price of secondary investments in such Private Vehicles generally will be subject to negotiation with the sellers of the interests and there is no assurance that the Company will be able to purchase secondary investments in Private Vehicles at attractive discounts to their respective NAV, or at all. The overall performance of the Company will depend in large part on the acquisition price paid by the Company for its secondary investments, the structure of such acquisitions and the overall success of the Private Vehicle.
Secondary investments in a Private Vehicle may be acquired at a discount to that Private Vehicle’s NAV. Because those secondary investments will be valued by the Company at the most recent NAV reported by the Private Vehicle’s Manager, the Company will have an unrealized gain with respect to those investments (and a corresponding increase in NAV and performance) equal to the difference between the most recent reported NAV of the Private Vehicle and the Company’s purchase price.
To maintain the Company’s status as a RIC and preserve the tax benefits to the Company of that status, the Company intends to distribute to Shareholders capital gain dividends in the amount of the Company’s net capital gain. Distribution of the Company’s net capital gain (which is generally the excess of the Company’s realized net long-term capital gains over the Company’s realized net short-term capital losses) properly reported by the Company as “capital gain dividends” will be taxable to a U.S. Shareholder as long-term capital gains, regardless of the U.S. Shareholder’s holding period for his, her or its common stock and regardless of whether paid in cash or reinvested in additional common shares. Distributions of the Company’s net capital gain to a non-U.S. Shareholder, generally will not be subject to U.S. federal withholding tax and will not be subject to U.S. federal income tax unless the distributions are effectively connected with a U.S. trade or business of the non-U.S. Shareholder (and, if an income tax treaty applies, are attributable to a permanent establishment maintained by the non-U.S. Shareholder in the United States).
Conversely, a secondary investment in a Private Vehicle sold by the Company at a discount will result in a realized loss, and a corresponding decrease in the Company’s NAV and performance equal to the difference between the value of the secondary investment as reflected in the books and records of the Company and the negotiated sale price.
The valuation of the Company’s secondary investments in Private Vehicles is ordinarily determined based upon valuations provided by the Private Vehicle Managers, when available, and is subject to the same risks associated with the reliance on valuations provided by the Private Vehicle Managers as the primary investments in Private Vehicles.
There is significant competition for secondary investments. Many institutional investors, including fund-of-funds entities, as well as existing investors of Private Vehicles may seek to purchase secondary investments of the same Private Vehicle which the Company may also seek to purchase. In addition, some Private Vehicle Managers have become more selective by adopting policies or practices that exclude certain types of investors, such as fund-of-funds. These Private Vehicle Managers also may be partial to secondary investments being purchased by existing investors of their Private Vehicles. In addition, some secondary opportunities may be conducted pursuant to a specified methodology (such as a right of first refusal granted to existing investors or a so-called “Dutch auction,” where the price of the investment is lowered until a bidder bids and that first bidder purchases the investment, thereby limiting a bidder’s ability to compete for price) which can restrict the availability of those opportunities for the Company. No assurance can be given that the Company will be able to identify secondary investments that satisfy the Company’s investment objective or, if the Company is successful in identifying such secondary investments, that the Company will be permitted to invest, or invest in the amounts desired, in such secondary investments.
At times, the Company may have the opportunity to acquire a portfolio of Private Vehicle interests from a seller, on an “all or nothing” basis. In some such cases, certain of the Private Vehicle interests may be less attractive than others, and certain of the Private Vehicle Managers may be more familiar to the Adviser than others or may be more experienced or highly regarded than others. In such cases, it may not be possible for the Company to carve out from such purchases those secondary investments which the Adviser considers (for commercial, tax legal or other reasons) less attractive.

In the cases where the Company acquires an interest in a Private Vehicle through a secondary investment, the Company may acquire contingent liabilities of the seller of such interest. More specifically, where the seller has received distributions from the Private Vehicle and, subsequently, that Private Vehicle recalls one or more of these distributions, the Company (as the purchaser of the interest to which such distributions are attributable and not the seller) may be obligated to return the monies equivalent to such distribution to the Private Vehicle. While the Company may, in turn, make a claim against the seller for any such monies so paid, there can be no assurances that the Company would prevail on such claim.
Legal, tax and regulatory changes could occur that may adversely affect or impact the Company at any time. The legal, tax and regulatory environment for private equity funds is evolving, and changes in the regulation and market perception of such funds, including changes to existing laws and regulations and increased criticism of the private equity and alternative asset industry by regulators and politicians and market commentators, may materially adversely affect the ability of Private Vehicles to pursue their investment strategies. In recent years, market disruptions and the dramatic increase in capital allocated to alternative investment strategies have led to increased governmental, regulatory and self-regulatory scrutiny of the private equity and alternative investment fund industry in general, and certain legislation proposing greater regulation of the private equity and alternative investment fund industry periodically is being and may in the future be considered or acted upon by governmental or self-regulatory bodies of both U.S. and non-U.S. jurisdictions. It is impossible to predict what, if any, changes might be made in the future to the regulations affecting: private equity funds generally; the Private Vehicles; the Private Vehicle Managers; the markets in which they operate and invest; and/or the counterparties with which they do business. It is also impossible to predict what the effect of any such legislative or regulatory changes might be. Any regulatory changes that adversely affect a Private Vehicle’s ability to implement its investment strategies could have a material adverse impact on the Private Vehicle’s performance, and thus on the Company’s performance.
Adviser Risk
The Company does not and will not have any internal management capacity or employees and depends on the experience, diligence, skill and network of business contacts of the investment professionals the Adviser currently employs, or may subsequently retain, to identify, evaluate, negotiate, structure, close, monitor and manage the Company’s investments. The Adviser will evaluate, negotiate, structure, close and monitor the Company’s investments in accordance with the terms of the Investment Advisory Agreement. The Company’s future success will depend to a significant extent on the continued service and coordination of the Adviser’s senior investment professionals. The departure of any of the Adviser’s key personnel, including the portfolio managers, or of a significant number of the investment professionals of the Adviser, could have a material adverse effect on the Company’s business, financial condition or results of operations. In addition, the Company cannot assure investors that the Adviser will remain the Company’s investment adviser. The Company may not be able to find a suitable replacement adviser, resulting in a disruption in its operations that could adversely affect its financial condition, business and results of operations.
Concentration Risk
The Company does not have fixed guidelines for diversification by industry or type of security, and investments may be concentrated in only a few industries or types of securities. The Company may, for example, invest significantly in aerospace and defense, artificial intelligence (“AI”), computer software, consumer products, consumer technology, enterprise software, Fintech, technology, and robotics-related companies. While these sectors in which the Company may invest can offer high growth potential, they also come with heightened risk. Companies in these sectors are often highly dependent on innovation, research and development, and consumer adoption, and can be significantly impacted by legislative and regulatory changes, adverse market conditions and competition, all of which can lead to significant price volatility. The Company’s concentrated exposure to these sectors could result in greater losses during periods of market volatility or sector-specific downturns. By focusing on a group of industries, the Company carries much greater risks of adverse developments and price movements in such industries than a fund that invests in a wider variety of industries. The Company’s concentration of risk in these sectors may increase the losses suffered by the Company or reduce its ability to dispose of depreciating assets. If the Company concentrates in a group of industries, there is also the risk that the Company will perform poorly during a slump in demand for securities of companies in such industries. Concentration could expose the Company to losses disproportionate to those incurred by the market in general if the areas in which the Company’s investments are concentrated are disproportionately adversely affected by price movements in those financial instruments or assets. The Company is subject to the risks associated with the sectors in which it may invest, and the risk that the securities of such issuers will underperform the market as a whole due to legislative or regulatory changes, adverse market conditions and/or increased competition affecting these sectors. The risks associated with the sectors in which the Company may invest are further described below.

Technology Sector Risk
The market prices of technology-related securities tend to exhibit a greater degree of market risk and sharp price fluctuations than other types of securities. These securities may fall in and out of favor with investors rapidly, which may cause sudden selling and dramatically lower market prices. Technology securities may be affected by intense competition, obsolescence of existing technology, general economic conditions and government regulation and may have limited product lines, markets, financial resources, or personnel. Technology companies may experience dramatic and often unpredictable changes in growth rates and competition for qualified personnel. These companies are also heavily dependent on patent and intellectual property rights, the loss or impairment of which may adversely impact a company’s profitability. A small number of companies represent a large portion of the technology industry. In addition, a rising interest rate environment tends to negatively affect technology companies. Those technology companies seeking to finance expansion would have increased borrowing costs, which may negatively impact earnings. Technology companies having high market valuations may appear less attractive to investors, which may cause sharp decreases in their market prices.
Many technology companies depend on third-party platforms and products, and policy changes or technical issues in such systems could impair monetization. Reliance on third-party cloud and data-center providers can also increase exposure to outages, capacity shortfalls and cost increases. Any disruption or damage to, or failure of the third-party platform, products, systems or providers relied upon by technology companies could result in service interruptions and harm the companies’ businesses. As technology companies increase their reliance on these third parties, particularly with respect to third-party cloud computing platforms, their exposure to damage from service interruptions or other performance or quality issues may increase. Service interruptions or other performance or quality issues may cause technology companies to issue credits or pay penalties, cause customers to make warranty or other claims against the companies or to terminate their subscriptions, and adversely affect technology companies’ attrition rates and their ability to attract new customers, all of which would reduce technology companies’ revenue. Technology companies’ business and reputation would also be harmed if their customers and potential customers believe the companies’ services are unreliable.
In addition, hardware and device makers are exposed to a limited number of contract manufacturers with geopolitically sensitive supply chains, which amplifies disruptions from trade restrictions, natural disasters or public-health events. Where global trade controls apply, export restrictions can abruptly curtail market access, depress demand or force costly re-engineering. Many technology company suppliers and contract manufacturers are in locations that are prone to earthquakes and other natural disasters. Global climate change is resulting in certain types of natural disasters and extreme weather occurring more frequently or with more intense effects. In addition, many suppliers’ operations and facilities are subject to the risk of interruption by fire, power shortages, nuclear power plant accidents and other industrial accidents, terrorist attacks and other hostile acts, ransomware and other cybersecurity attacks, labor disputes, public health issues and other events beyond the suppliers’ control. Global supply chains can be highly concentrated and geopolitical tensions or conflict could result in significant disruptions. Such events can make it difficult or impossible for the contract manufacturers to manufacture and deliver products to its customers, create delays and inefficiencies in the supply and manufacturing chain, result in slowdowns and outages to the technology companies’ service offerings, increase costs, and negatively impact consumer spending and demand in affected areas.
Technology company operations are also subject to the risks of industrial accidents at its suppliers and contract manufacturers. While many suppliers are required to maintain safe working environments and operations, an industrial accident could occur and could result in serious injuries or loss of life, disruption to the technology companies’ business, and harm to the technology companies’ reputation. Major public health issues, including pandemics, have adversely affected, and could in the future materially adversely affect, technology companies due to their impact on the global economy and demand for consumer products. The imposition of protective public safety measures, such as stringent employee travel restrictions and limitations on freight services and the movement of products between regions, can disrupt technology companies’ operations, supply chain and sales and distribution channels, resulting in interruptions to the supply of current products and offering of existing services, and delays in production ramps of new products and development of new services.
AI Industry Risk
Companies involved in AI-related businesses may have limited product lines, markets, financial resources or personnel. These companies face intense competition and potentially rapid product obsolescence, and many depend significantly on retaining and growing the consumer base of their respective products and services. Many of these companies are also reliant on the end-user demand of products and services in various industries that may in part utilize AI and/or data services. Further, many companies involved in AI-related businesses may be substantially exposed to the market and business risks of other industries or sectors, and the Company may be adversely affected by negative developments impacting those companies, industries or sectors. In addition, these companies are heavily dependent on intellectual property rights and may be adversely affected by loss or impairment of those rights. There can be no assurance that companies involved in the AI industry will be able to successfully protect their intellectual property to prevent the misappropriation of their technology, or that competitors will not develop technology that is substantially similar or superior to such companies’ technology. AI companies also face risks specific to training data and model development, including allegations that third-party models or datasets used to develop or enhance products lacked proper licenses or consents, challenges obtaining or maintaining access to high-quality models, datasets, or specialized hardware, and higher operating costs driven by compute-intensive training and inference.
Moreover, due to challenges in detecting patent infringement pertaining to generative AI technologies, it may be more difficult to protect generative AI and related innovations with patents. Further, the laws of some foreign countries do not provide the same level of intellectual property protection as U.S. laws and courts and could fail to adequately protect AI companies’ intellectual property rights. If unauthorized disclosure of source code occurs through security breach, cyber-attack or otherwise, AI companies could lose future trade secret protection for that source code. Such loss could make it easier for third parties to compete with AI products by copying functionality, which could cause AI companies to lose customers and could adversely affect their revenue and operating margins. If AI companies cannot protect their intellectual property against unauthorized copying, use, or other misappropriation, their businesses could be harmed.
AI companies are potential targets for cyberattacks, which can have a materially adverse impact on the performance of these companies. In addition, the collection of data from consumers and other sources could face increased scrutiny as regulators consider how the data is collected, stored, safeguarded and used. AI companies may face regulatory fines and penalties, including potential forced break-ups, that could hinder the ability of these companies to operate on an ongoing basis. Compliance with evolving regulatory obligations specific to AI, such as the EU AI Act, California’s Transparency in Frontier Artificial Intelligence Act, and emerging United States federal and state oversight of model transparency, safety and privacy, may require significant changes to products, practices and business models, which may adversely affect AI companies subject to such regulations. For example, the EU AI Act came into force on August 1, 2024, and will generally become fully applicable after a two-year transitional period (although certain obligations will take effect at an earlier or later time). The EU AI Act introduces various requirements for AI systems and models placed on the market or put into service in the EU, including specific transparency and other requirements for general purpose AI systems and the models on which those systems are based. In the U.S., there is increasing uncertainty as to the federal government’s approach to AI regulation going forward, as the continued applicability of the White House’s 2023 Executive Order on the Safe, Secure, and Trustworthy Development and Use of AI, which lays out a framework for the U.S. government, among other things, to monitor private sector development of certain foundation models, remains subject to regulatory development. Several states are considering enacting or have already enacted regulations concerning the use of AI technologies, including those focused on consumer protection, and depending on the scope of AI regulation at the federal level, some states may move to regulate AI model development and deployment. Further, at the federal and state level, there have been various proposals (and in some cases laws enacted) addressing “deepfakes” and other AI-generated synthetic media.
Many AI companies also depend on third-party cloud infrastructures operated by a small number of service providers to host and deliver their offerings; interruptions, price increases or preferential treatment of competitors by those service providers, or any cyberattacks on those providers, could materially and adversely affect the operations of such AI companies. Supply-chain attacks have increased in frequency and severity, and there can be no guarantee that third parties and infrastructure in the AI companies’ supply chain or third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to AI companies’ information technology systems (including AI companies’ products) or the third-party information technology systems that support AI companies and their services. Other issues arising from the development and use of AI, such as bias, safety defects or inaccurate outputs, may result in brand, reputational, or competitive harm, regulatory action or legal liability. For example, AI algorithms or training methodologies may be flawed. Datasets may be overbroad, insufficient, or contain biased or inaccurate information. Content generated by AI systems may be offensive, illegal, inaccurate, or otherwise harmful. Ineffective or inadequate AI development or deployment practices by AI companies could result in incidents that impair the acceptance of AI solutions, cause harm to individuals, customers, or society, or result in their products and services not working as intended. Human review of certain inputs and outputs may be required, including for agentic AI systems that can take actions autonomously. These risks may stem from issues related to intellectual property, data privacy, and other claims associated with AI training and outputs.
AI companies typically engage in significant research and development spending, and there is no guarantee that the products or services produced by these companies will be successful. AI companies, especially smaller companies, tend to be more volatile than companies that do not rely heavily on technology. AI could face increasing regulatory scrutiny in the future, which may limit the development of this technology and impede the growth of companies that develop and/or utilize this technology.

Aerospace and Defense Industry Risk
The aerospace and defense industry may be significantly affected by government aerospace and defense regulations, spending policies, and geopolitical stability because companies involved in this industry rely to a significant extent on U.S. (and other) government demand for their products and services. The financial condition of and investor interest in aerospace and defense companies will be negatively influenced by governmental defense spending policies that, outside the occurrence of certain events, such as terrorist attacks, war, and other geopolitical events, are typically under pressure from efforts to control the U.S. (and other) government budgets. The sector also depends on a globally dispersed supply chain, where supplier distress, quality issues and retrofit campaigns can disrupt deliveries and raise costs. Emerging laws and increasing regulatory requirements aimed at global supply chains may impact aerospace and defense companies’ ability to access certain materials and components, and otherwise adversely affect their business, and they may not only be held responsible for their compliance, but for that of their suppliers. In recent years, global supply chain disruptions have impacted, and may continue to impact in the future, aerospace and defense companies’ ability to procure raw materials, microelectronics, and certain commodities. Such disruptions may be driven by supply chain market constraints and macroeconomic conditions, including inflation and labor market shortages. Current geopolitical conditions, including conflicts and other causes of strained intercountry relations, as well as sanctions and other trade restrictive activities, may in the future contribute to these issues. Supply costs can be increased due to the above factors.
The industry’s reliance on the successful development and implementation of new defense and aerospace technologies may result in limited product lines, markets, financial resources, customers, or personnel, all of which may have an adverse effect on profit margins. Products and technologies may face obsolescence due to rapid technological developments and frequent new product introduction and, as such, companies may face unpredictable changes in growth rates, competition for the services of qualified personnel and competition from foreign competitors with lower production costs.
Fintech Sector Risk
Fintech companies may face competition from larger and more established firms, and a Fintech company may not currently or in the future derive any revenue from disruptive technologies. In addition, Fintech companies may not be able to capitalize on their disruptive technologies if they face political and/or legal attacks from competitors, industry groups or local and national governments. Additionally, many Fintech companies operate under complex financial regulatory regimes, which can force product changes, add cost and result in fines. Regulators and legislators globally have been establishing, evolving, and increasing their regulatory authority, oversight, and enforcement in a manner that impacts Fintech companies. As Fintech companies introduce new products and services and expand into new markets, including through acquisitions, they are expected to become subject to additional regulations, restrictions, and requirements. Any failure or perceived failure to comply with existing or new laws, regulations, or orders of any government authority (including changes to or expansion of their interpretation) may subject Fintech companies to significant fines, penalties, monetary damages, injunctive relief, criminal and civil lawsuits, forfeiture of significant assets, and enforcement actions in one or more jurisdictions; result in additional compliance requirements; increase regulatory scrutiny of their business; divert management’s time and attention from the business; restrict companies’ operations; lead to increased friction for customers; force companies to make changes to their business practices, products, or operations; require companies to engage in remediation activities; or delay planned transactions, product launches, or improvements. Any of the foregoing could, individually or in the aggregate, harm Fintech companies’ reputation, damage their brands and business, and adversely affect their results of operations and financial condition.
Financial services companies are subject to extensive governmental regulation and intervention, which may adversely affect their profitability, the scope of their activities, the prices they can charge, the amount of capital and liquid assets they must maintain and their size, among other things. Financial services companies also may be significantly affected by, among other things, interest rates, economic conditions, volatility in financial markets, credit rating downgrades, adverse public perception, exposure concentration and counterparty risk. Changes in interest rates (or the expectation of such changes) can be difficult to forecast and may adversely affect Fintech companies. Interest rates may change as a result of a variety of factors, and the change may be sudden and significant, with unpredictable impacts on the financial markets and Fintech companies. Changes in fiscal, economic, monetary and other policies or measures have in the past, and may in the future, cause or exacerbate the risks associated with changing interest rates.
Fintech companies can be subject to operational and information security risks resulting from cybersecurity incidents. A cybersecurity incident refers to both intentional and unintentional events that may cause Fintech companies or their respective service providers to lose or compromise confidential information, suffer data corruption or lose operational capacity. Cybersecurity incidents include stealing or corrupting data maintained online or digitally, denial of service attacks on websites, the unauthorized release of confidential information and various other operational disruptions. There is no guarantee that Fintech companies and/or their respective service providers will be successful in protecting against cybersecurity incidents. The failure to protect against cybersecurity incidents could cause significant interruptions in Fintech companies’ operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to customers. Such a failure or unauthorized disclosure of data could harm the Fintech companies’ reputation, subject them to legal claims, increased costs, financial losses, data privacy breaches, regulatory intervention and otherwise affect their business and financial performance. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. In addition, Fintech companies may incur substantial costs related to forensic analysis of the origin and scope of a cybersecurity breach, increased and upgraded cybersecurity, identity theft, unauthorized use of proprietary information, adverse investor reaction or litigation.
Computer Software Industry Risk
Computer software companies can be significantly affected by competitive pressures, aggressive pricing, technological developments, changing domestic demand, the ability to attract and retain skilled employees and availability and price of components. The market for products produced by computer software companies is characterized by rapidly changing technology, rapid product obsolescence, cyclical market patterns, evolving industry standards and frequent new product introductions. The success of computer software companies depends in substantial part on the timely and successful introduction of new products and the ability to service such products. An unexpected change in one or more of the technologies affecting an issuer’s products or in the market for products based on a particular technology could have a material adverse effect on a participant’s operating results.
Consumer Goods Industry Risk
Companies in the consumer goods industry include companies involved in the design, production or distribution of goods for consumers, including food, household, home, personal and office products, clothing and textiles. The success of the consumer goods industry is tied closely to the performance of the domestic and international economy, interest rates, exchange rates, competition, consumer confidence and consumer disposable income. The consumer goods industry may be affected by trends, marketing campaigns and other factors affecting consumer demand. Governmental regulation affecting the use of various food additives may affect the profitability of certain companies in the consumer goods industry. Moreover, international events may affect food and beverage companies that derive a substantial portion of their net income from foreign countries. In addition, tobacco companies may be adversely affected by new laws, regulations and litigation. Many consumer goods may be marketed globally, and consumer goods companies may be affected by the demand and market conditions in other countries and regions. Companies in the consumer goods industry may be subject to severe competition, which may also have an adverse impact on their profitability. Changes in demographics and consumer preferences may affect the success of consumer products.
Consumer Technology Industry Risk
Consumer technology companies produce a wide range of products and services for general consumers, such as smartphones, computers, home electronics, and software. The operations and performance of consumer technology companies depend significantly on global and regional economic conditions. Adverse economic conditions can materially adversely affect a consumer technology company’s business. The global supply chain for consumer technology companies is large and complex, and many supplier facilities, including manufacturing and assembly sites, are located outside the United States. Adverse macroeconomic conditions, including slow growth or recession, high unemployment, inflation, tighter credit, higher interest rates, changes in fiscal and monetary policy, financial markets volatility and currency fluctuations, can adversely impact consumer confidence and spending and materially adversely affect demand for consumer technology companies’ products and services. Geopolitical tensions, military conflicts, political unrest, terrorism, trade and other international disputes, changes in trade laws or regulations, tariffs and customs controls, natural disasters, public health issues, industrial accidents, industry consolidation, component constraints or shortages, shipping or transportation interruptions or slowdowns, business interruptions and other factors can have an adverse impact on consumer technology companies’ business and supply chains.
The market for consumer technology products and services is highly competitive and subject to rapid technological change. Consumer technology companies may hold patents, trademarks and copyrights, and many competitors may seek to compete primarily by imitating the products and infringing on intellectual property. If a consumer technology company is unable to continue to develop and sell innovative new products with attractive margins, or if competitors infringe on its intellectual property, that company’s ability to maintain a competitive advantage could be materially adversely affected.

Consumer technology companies may be required to use, store and share confidential information, including personal information with respect to their customers. Data security measures cannot provide absolute security, and losses or unauthorized access to or releases of confidential information can occur and could materially adversely affect a company’s business and reputation.
Consumer technology companies are subject to complex and changing laws and regulations relating to, among other areas, antitrust; privacy, data security and data localization; consumer protection; advertising; product liability; and intellectual property ownership and infringement. Compliance with these laws and regulations is onerous and expensive. New and changing laws and regulations can adversely affect a consumer technology company’s business by increasing the costs of compliance, limiting the company’s ability to offer a product, service or feature to customers, imposing changes to the design of the company’s products and services, or impacting customer demand for the company’s products and services. If any consumer technology company is found to have violated laws and regulations, it could materially adversely affect the company’s business and reputation.
Enterprise Software Industry Risk
Enterprise software companies develop and provide specialized software solutions for enterprises, rather than individual consumers, to streamline business operations and improve productivity. The industry in which enterprise software companies operate is characterized by rapid technological advances, intense competition, changing delivery models, evolving standards in communications infrastructure, increasingly sophisticated customer needs and frequent new product introductions and enhancements. If enterprise software companies are unable to develop new or sufficiently differentiated products and services, enhance and improve their product offerings and support services in a timely manner or position and price their products and services to meet demand, customers may not purchase, subscribe to or renew their license, hardware support or cloud offerings. Enterprise software companies rely on copyright, trademark, patent and trade secret laws, confidentiality procedures, controls and contractual commitments to protect their intellectual property. Despite such efforts, these protections may be limited, and unauthorized third parties may try to copy or reverse engineer their products or otherwise infringe on their intellectual property. If enterprise software companies cannot protect their intellectual property against unauthorized copying or use, or other misappropriation, they may not remain competitive.
Enterprise software companies depend on suppliers to develop, manufacture and deliver on a timely basis the necessary technologies to their customers. Enterprise software companies’ supply chain operations can be affected by geopolitical tensions, military conflicts, political unrest, terrorism, trade and other international disputes, changes in trade laws or regulations, tariffs and customs controls, natural disasters, public health issues, industrial accidents, industry consolidation, component constraints or shortages, shipping or transportation interruptions or slowdowns, business interruptions and other factors affecting the countries or regions where the vendors or products are located or where the products are being shipped. If disruption caused by one or more of the risks described above occurs, enterprise software companies’ business and related operating results could be materially and adversely affected. Many enterprise software companies rely on computer hardware purchased or leased from, software licensed from, and cloud computing platforms provided by third parties in order to offer their services. Any disruption or damage to, or failure of their third-party platform providers, could result in interruptions in their services and harm their business.
Because enterprise software companies’ services are complex and incorporate a variety of hardware, proprietary software, third-party and open-source software, their services may have errors or defects that could result in unanticipated downtime for their subscribers and harm to their reputation and business.
Many enterprise software companies have been and are targets for computer hackers, cyberattacks and other perpetrators or threat actors because these companies store and process large amounts of data, including sensitive data. Enterprise software companies and their third-party vendors are regularly subject to attempts by third parties to identify and exploit product and service vulnerabilities, penetrate or bypass their security measures, and gain unauthorized access to their or their customers’, partners’ and suppliers’ software, hardware and cloud offerings, networks and systems. Such malicious attacks can lead, and have led, to the compromise of confidential information and harm to enterprise software companies’ reputation and business.
Robotics Risk
Risks associated with companies in the robotics industry include many of the same risks as companies in the technology sector (see “Technology Sector Risk”). Securities of robotics companies, especially smaller, start-up companies, tend to be more volatile than securities of companies that do not rely heavily on technology. Companies may rely on a combination of patents, copyrights, trademarks and trade secret laws to establish and protect their proprietary rights in their products and technologies. There can be no assurance that the steps taken by these companies to protect their proprietary rights will be adequate to prevent the misappropriation of their technology or that competitors will not independently develop technologies that are substantially equivalent or superior to such companies’ technology.
Companies focused on humanoid robotics face challenges specific to the complex and unproven nature of the technology. Such operations often require a significant allocation of capital to design, test, and scale viable robotic solutions, and may not produce meaningful revenue during the life of the Company. Even if technical progress is made, broader adoption of humanoid robotics could take longer than expected due to limited demand, workflow integration issues, or operational barriers. There is also the possibility that key technological breakthroughs may not occur during the life of the Company, or that competing solutions will emerge that render current approaches obsolete before they reach meaningful scale.
Companies involved in AI-driven humanoid robotics may face regulatory scrutiny in the future, which may limit the development of this technology and impede the growth of companies that develop and/or utilize this technology. Similarly, the collection of data from consumers and other sources could face increased scrutiny as regulators consider how the data is collected, stored, safeguarded and used. There is also the risk of trade disputes between countries that develop these technologies and countries in which customers of these technologies are based. Lack of resolution or potential imposition of, or an increase in existing trade tariffs, may adversely affect such companies’ ability to produce or integrate AI-driven hardware and/or software, as applicable. Any adverse event affecting a particular country, region or industry to which a number of these companies are significantly exposed may have a negative impact on their performance, and ultimately on your Shares.
Digital Assets Risk
Digital assets are assets designed to act as a medium of exchange, though some arguably have not achieved that purpose, and digital assets represent an emerging asset class. There are thousands of digital assets, with Bitcoin being one of the most well-known. Digital assets generally operate without a central authority (such as a bank) and are not backed by any government. Digital assets are not legal tender. Federal, state and/or foreign governments may restrict the use and exchange of digital assets, and regulation in the United States is still developing. The market price of digital assets has been subject to extreme fluctuations. Similar to fiat currencies (i.e., a currency that is backed by a central bank or a national, supranational or quasi-national organization), digital assets are susceptible to theft, loss, and destruction. Digital asset trading platforms and other trading venues on which digital assets trade are relatively new and, in most cases, largely unregulated and may therefore be more exposed to fraud and failure than established, regulated exchanges for securities, derivatives and other fiat currencies. Digital asset trading platforms may stop operating or permanently shut down due to fraud, technical glitches, hackers, or malware, which may also affect volatility.
General Risks of Investing in the Company
BDC Qualifying Assets
As a BDC, the 1940 Act prohibits the Company from acquiring any assets other than certain qualifying assets unless, at the time of and after giving effect to such acquisition, at least 70% of the Company’s total assets are qualifying assets. Therefore, the Company may be precluded from investing in what the Adviser believes are attractive investments if such investments are not qualifying assets. Similarly, these rules could prevent the Company from making additional investments in existing portfolio companies, which could result in the dilution of the Company’s position or could require the Company to dispose of investments at an inopportune time to comply with the 1940 Act. If the Company is forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments. If the Company does not remain a BDC, it may be regulated as a closed-end investment company under the 1940 Act, which could subject it to substantially more regulatory restrictions and decrease its operational flexibility.
Emerging Growth Company Risk
The Company is an “emerging growth company,” as defined in the JOBS Act. As a result, the Company intends to take advantage of certain exemptions for emerging growth companies allowing it to temporarily forgo the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. The Company cannot predict if investors will find its Shares less attractive because it relies on this exemption. If some investors find the Shares less attractive as a result, there may be a less active trading market for the Shares and its share price may be more volatile. The Company will remain an emerging growth company until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of the Company’s initial public offering, (ii) in which the Company has total annual gross revenue of at least $1.235 billion, or (iii) in which the Company is deemed to be a large accelerated filer, which means the market value of the

Company’s common shares of beneficial interest that is held by non-affiliates exceeds $700 million as of the end of the Company’s prior second fiscal quarter, and (b) the date on which the Company has issued more than $1 billion in non-convertible debt during the prior three-year period.
In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company will take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate the Company since the Company’s financial statements may not be comparable to companies that comply with public company effective dates and may result in less investor confidence.
Because of the exemptions from various reporting requirements provided to the Company as an “emerging growth company” and because the Company will have an extended transition period for complying with new or revised financial accounting standards, the Company may be less attractive to investors and it may be difficult for the Company to raise additional capital as and when it needs it. Investors may be unable to compare the Company’s business with other companies in the same industry if they believe that the Company’s financial accounting is not as transparent as other companies in the same industry. If the Company is unable to raise additional capital as and when it needs it, the Company’s financial condition and results of operations may be materially and adversely affected.
Incentive Fee on Capital Gains
The Incentive Fee on Capital Gains may create an incentive for the Adviser to make investments on the Company’s behalf that are risky or more speculative than would be the case in the absence of such a compensation arrangement, which could result in higher investment losses, particularly during cyclical economic downturns.
As a result of the operation of the cumulative method of calculating the Incentive Fee on Capital Gains that the Company pays to the Adviser, the cumulative aggregate Incentive Fee on Capital Gains received by the Adviser could be effectively greater than 20%, depending on the timing and extent of subsequent net realized capital losses or net unrealized depreciation. The Company cannot predict whether, or to what extent, this anticipated payment calculation would affect your investment in the Company.
Trading at a Discount/Premium
Shares of BDCs such as the Company frequently trade at a discount to their NAV per share. There can be no assurance that the Shares will trade at a price equal to or higher than the NAV. Also, the NAV was reduced immediately following the IPO by the Company’s offering costs.
The possibility that the Shares may trade at a discount to NAV is separate and distinct from the risk that the NAV may not accurately reflect the true value of the Company’s investments and the risk that the NAV may decline.
In addition to NAV, the market price of the Shares may be affected by such factors as distributions that the Company may make to the Shareholders or significant trading in one or more of the Company’s portfolio securities immediately prior to their initial public offering, at times causing the market price to rise and, at times the completion of certain initial public offerings of shares that the Company owns causing the market price to decrease; in each case, such events are, in turn, further affected by expenses, the stability of the Company’s distributions, liquidity and market supply and demand. Any issuance of additional Shares may have an adverse effect on prices in the secondary market for the Shares by increasing the number of Shares available, which may create downward pressure on the market price for the Shares. The Company cannot predict whether the Shares will trade above, at, or below their NAV.
Other Risks Relating to Share Price
If the Company, the Affiliate or the Employee Fund sells additional Shares after the IPO or is perceived by the public as intending to sell additional Shares, including pursuant to the expiration of the respective lock-up periods, the market price of the Shares could decline.
The Company entered into a lock-up agreement with the underwriters of the IPO (the “Underwriters”), pursuant to which it agreed, subject to certain exceptions, for a period of 180 days from the date of the Prospectus, not to offer, sell, contract to sell, pledge, grant any option to purchase, make any short sale or otherwise transfer or dispose of, directly or indirectly, any Shares, or enter into any swap or other agreement that transfers, in whole or in part, any of the economic consequences of ownership of the Shares, without the prior written consent of Goldman Sachs & Co. LLC.

The Affiliate and the Employee Fund entered into lock-up agreements with the Underwriters, pursuant to which they agreed, subject to certain exceptions, not to offer, sell, contract to sell, pledge, grant any option, right or warrant to purchase, purchase any option or contract to sell, lend or otherwise transfer or dispose of or hedge any Shares for 30 days from the date of the Prospectus (such period, the “Robinhood Lock-Up Period”), except with the prior written consent of Goldman Sachs & Co. LLC. The Robinhood Lock-Up Period automatically expired 30 days from the date of the Prospectus.
With the expiration of the Robinhood Lock-Up Period, all of the Shares that were subject to the lock-up agreements are eligible for resale in the public market, subject to volume, manner of sale and other limitations applicable under Rule 144 of the Securities Act. In connection with seed capital investments by the Affiliate, the Company entered into a registration rights agreement (the “RRA”) with the Affiliate. Pursuant to the RRA, the Company agreed to file a resale registration statement to register the “Registrable Securities” covered by the RRA. Registration of the Shares would result in Shares becoming freely tradable without compliance with Rule 144, upon effectiveness of the registration statement.
Exchange Listing
An active, liquid and orderly market for the Shares may not be sustained. Investors may be unable to sell their shares at or above the price initially paid for those shares.
Competition for Investment Opportunities
The Company operates in a highly competitive market for investment opportunities. A number of entities, including venture capital firms and funds, public and private investment funds (including hedge funds), BDCs, commercial and investment banks, commercial financing companies, and internal venture capital arms of various companies will compete with the Company to make the types of investments that the Company plans to make. The Affiliate and its affiliates also may compete with the Company for certain types of investments, including acquisitions of companies in which the Company might otherwise have considered for investment. Many of the Company’s competitors are substantially larger than the Company and have considerably greater financial, technical and marketing resources than the Company does. The Company may be at a competitive disadvantage with the Company’s competitors in a particular sector or investment, as some of them have greater capital, a greater willingness to take on risk, more personnel or greater sector or investment strategy specific expertise. The Company may be unable to find a sufficient number of attractive opportunities to meet its investment objective and there is no assurance as to the timing of investments. The Adviser expects the Company to benefit from its relationships; however, there can be no assurance that the Adviser will be able to maintain or draw upon such relationships, which could have an adverse effect on the Company’s ability to find suitable investments and otherwise achieve its investment objective.
Non-U.S. Investments Risk
The Company may make non-U.S. investments, which are subject to additional risks.
The Company, either directly or indirectly, may invest in companies that are organized or headquartered or have substantial sales or operations outside of the United States, its territories, and possessions. Such investments may be subject to certain additional risks due to, among other things, potentially unsettled points of applicable governing law, the risks associated with fluctuating currency exchange rates, capital repatriation regulations (as such regulations may be given effect during the term of the Company or client portfolio), the application of complex U.S. and non-U.S. tax rules to cross-border investments, possible imposition of non-U.S. taxes on investors with respect to the income, and possible non-U.S. tax return filing requirements. The foregoing factors may increase transaction costs and adversely affect the value of the Company’s portfolio investments.
Additional risks of non-U.S. investments include but are not limited to: (a) economic dislocations in the host country; (b) less publicly available information; (c) less well-developed regulatory institutions; (d) greater difficulty of enforcing legal rights in a non-U.S. jurisdiction, (e) economic, social and political risks, including potential exchange control regulations and restrictions on foreign investment (e.g., national security reviews by U.S. foreign investment review authorities can extend timelines, increase costs, and even prevent closings) and repatriation of capital, the risks of political, economic or social instability and the possibility of expropriation or confiscatory taxation, and (f) the possible imposition of foreign taxes on income and gains recognized with respect to such securities. Moreover, non-U.S. portfolio investments and companies may not be subject to uniform accounting, auditing and financial reporting standards, practices and disclosure requirements comparable to those that apply to U.S. portfolio investments and companies. In addition, laws and regulations of foreign countries may impose restrictions that would not exist in the United States and may require financing and structuring alternatives that differ significantly from those customarily used in the United States. No assurance can be given that a change in political or economic climate, or particular legal or regulatory risks, including changes in regulations regarding foreign ownership of assets or repatriation of funds or changes in taxation might not adversely affect an investment by the Company.
The Company may be subject to risks related to changes in foreign currency exchange rates.
Because the Company may have exposure to securities denominated or quoted in currencies other than the U.S. dollar, changes in foreign currency exchange rates may affect the value of securities held by the Company and the unrealized appreciation or depreciation of investments. Currencies of certain countries may be volatile and therefore may affect the value of securities denominated in such currencies, which means that the Company’s NAV could decline as a result of changes in the exchange rates between foreign currencies and the U.S. dollar. The Adviser may, but is not required to, elect for the Company to seek to protect itself from changes in currency exchange rates through hedging transactions depending on market conditions. In addition, certain countries, particularly emerging market countries, may impose foreign currency exchange controls or other restrictions on the transferability, repatriation or convertibility of currency.
Initial Public Offering Proceeds
The Company anticipates that, depending on market conditions, it may take the Company a substantial period of time to invest substantially all of the net proceeds of the IPO, or any follow-on offering, in securities meeting its investment objective. Delays in investing the net proceeds raised in the IPO or any follow-on offering of Shares by the Company may cause the Company’s performance to be worse than that of other fully invested BDCs or other lenders or investors pursuing comparable investment strategies. The Company cannot assure you that it will be able to identify any investments that meet the Company’s investment objective or that any investment that the Company makes will produce a positive return. The Company may be unable to invest the net proceeds of the IPO or any follow-on offering on acceptable terms within the time period that it anticipates or at all, which could harm the Company’s financial condition and operating results. In addition, until such time as the net proceeds of the IPO or any follow-on offering are invested in securities meeting the Company’s investment objective, the market price for the Shares may decline. Thus, the return on your investment may be lower than when, if ever, the Company’s portfolio is fully invested in securities meeting its investment objective.
Limited Operating History
The Company is a newly organized, diversified, closed-end management investment company with limited operating history that has elected to be regulated as a BDC under the 1940 Act. While members of the Adviser who will be active in managing the Company’s investments have experience in private market investments, the Company was recently formed, has limited operating history and has made limited investments using the proceeds of a seed capital investment by the Affiliate. Further, the Adviser and its management has limited experience managing BDCs.
Future Growth
The Company will need additional capital to grow and to fund growth in its investments, and the Company may issue additional equity securities in order to obtain this additional capital. The inability to obtain new capital or a reduction in the availability of new capital could limit the Company’s ability to grow or pursue business opportunities, which may have an adverse effect on the value of the Shares. In addition, regulations governing the Company’s operations as a BDC affect its ability to raise additional capital and the way in which it does so. The raising of debt capital may expose the Company to risk, including the typical risks associated with leverage.
Follow-On Investments
The Company may be offered the opportunity to participate in a subsequent funding round of an existing portfolio investment of the Company. There can be no assurance that the Company will make follow-on investments, or that the Company will have sufficient cash to make all or any of such investments. Any decision by the Company not to make follow-on investments or its inability to make such investments may have a substantial negative impact on a portfolio company in need of such an investment (including an event of default under applicable debt documents in the event an equity cure cannot be made), result in a lost opportunity for the Company to increase its participation in a successful operation or the dilution of the Company’s ownership in a portfolio company.
Valuation
The vast majority of the Company’s portfolio investments are in the form of securities that are not publicly traded, and that are accordingly recorded at fair value as determined in good faith pursuant to the Company’s valuation policies under the oversight of the Board. The Board has designated the Adviser as its Valuation Designee. Because the Company’s assets are largely fair valued, there is uncertainty as to the value of its portfolio investments. The fair value of securities and other investments that are not publicly traded may not be readily determinable.
The Company values its securities at fair value according to its written valuation procedures and as determined in good faith by the Adviser under the oversight of the Board. The Adviser may use the services of nationally recognized independent valuation firm(s) to aid it in determining the fair value of the Company’s securities. The methods for valuing these securities may include: observable, company-specific hard events, including priced financings, tender/secondary transactions with determinable pricing, signed merger and acquisition agreements, initial public offerings/direct listings, liquidation events, or other objectively verifiable transactions with clear pricing implications; significant events and other issuer-specific information that may reasonably indicate a material change in value; company actions and communications that may inform value, such as board-approved recapitalizations, stock splits, or issuer-published tender prices, evaluated in light of the full information set available to the Adviser; credible third-party indications (e.g., large and recent secondary prints or other market participant data) where sufficiently reliable and relevant to the Company’s security and the issuer’s circumstances; model-based approaches and/or third-party valuation support, together with company performance indicators, comparable company data, and other reasonably reliable information when transactions are unavailable, not readily comparable to the Company’s security, or are deemed stale, or where significant events indicate transaction inputs may no longer be representative.
In determining fair value, the Company considers the specific contractual terms of the SAFE, including valuation caps, discounts (where applicable), and other economic features, and evaluates the implied value of the resulting equity interest across a range of scenarios. Where applicable, the Company may reference observable transaction data (including priced financing rounds or other transactions, or “Hard Events”) and may derive an implied as-converted value, adjusted as appropriate for the terms of the SAFE and other relevant considerations.
A SAFE investment’s value may not change for an extended period of time, for example, until a conversion is triggered. Upon conversion, the Company’s investment in the company that issued the SAFE may change significantly, impacting the Company’s NAV per share and potentially the trading price for the Shares. Because SAFEs are valued based on estimates of future contingent events, their reported fair value may differ materially from realized outcomes.
The value of the Company’s investments in Private Vehicles generally will be based on values provided by the applicable Private Vehicle Managers and, when such information is not available or, in the view of the Adviser, does not reflect fair value, the Adviser will fair value the investments in Private Vehicles with the assistance of any independent valuation firm(s).
The value at which the Company’s investments can be liquidated may differ, sometimes significantly, from the valuations assigned by the Company. In addition, the timing of liquidations may also affect the values obtained on liquidation. The Company will invest a significant amount of its assets in private market investments for which no public market exists. There can be no guarantee that the Company’s investments could ultimately be realized at the Company’s valuation of such investments.
The Company’s NAV is a critical component in several operational matters including computation of the Base Management Fee. Consequently, variance in the valuation of the Company’s investments will impact, positively or negatively, the fees and expenses the Company will pay.
Liquidity
Substantially all of the Company’s investments will be illiquid. The Company invests primarily in private companies, both directly and indirectly. Substantially all of these securities will be subject to legal and other restrictions on resale/transfer or will otherwise be less liquid than publicly traded securities. There is no assurance that the private companies in which the Company invests will ever have a liquidity event and, even if a private company does have a liquidity event, such as an initial public offering or a merger or acquisition transaction, such a liquidity event may be at a lower valuation than the valuation at which the Company invested. The illiquidity of the Company’s investments will generally make it more difficult for the Company to sell such investments if the need arises. In addition, if the Company is required to liquidate all or a portion of its investments quickly, the Company may realize significantly less than the value at which it has previously recorded those investments. To the extent the Company or the Adviser receives material non-public information regarding an investment, the Company could face other restrictions on its ability to liquidate that investment.
Leverage
On May 21, 2026, our Board and sole shareholder approved the adoption of an asset coverage requirement, as described in Section 61(a)(2) of the 1940 Act, of 150%. Such election became effective on May 21, 2026.

The Company may borrow money, which may magnify the potential for gain or loss and may increase the risk of investing in the Company. The use of leverage is speculative and involves certain risks. Although leverage will increase the Company’s investment return if the Company’s interest in an asset purchased with borrowed funds earns a greater return than the interest expense the Company pays for the use of those funds, the use of leverage will decrease the return of the Company if the Company fails to earn as much on its investment purchased with borrowed funds as it pays for the use of those funds. The use of leverage will in this way magnify the volatility of changes in the value of an investment in the Company, especially in times of a “credit crunch” or during general market turmoil. The Company may be required to pledge its assets as collateral for its borrowings and to maintain minimum average balances in connection with its borrowings or to pay a commitment or other fee to maintain a line of credit; either of these requirements would increase the cost of borrowing over the stated interest rate. In addition, a lender to the Company may terminate or refuse to renew any credit facility into which the Company has entered. If the Company is unable to access additional credit, it may be forced to sell its investments at inopportune times, which may further depress the returns of the Company.
Conflicts
The Company is subject to conflicts of interest. RHV and its affiliates will be permitted to market, organize, sponsor, act as general partner or as the primary source for transactions for other pooled investment vehicles and other accounts, which may be offered on a public or private placement basis, and to engage in other investment and business activities. Some of these funds and accounts will have investment strategies that overlap with the investment strategies of the Company. The Affiliate and its affiliates also may compete with the Company for certain types of investments, including acquisitions of companies in which the Company might otherwise have considered for investment. Such activities may raise conflicts of interest for which the resolution may not be determinable.
In order to address potential conflicts of interest, the Adviser has adopted an investment allocation policy that governs the allocation of investment opportunities among the investment funds and other accounts managed by the Adviser. To the extent an investment opportunity is appropriate for either or both of the Company and/or any other investment fund or other account managed by the Adviser, and co-investment is not possible, the Adviser will adhere to its investment allocation policy in order to determine to which account to allocate the opportunity.
Although the Adviser will endeavor to allocate investment opportunities in a fair and equitable manner over time, the Company and Shareholders can be adversely affected to the extent investment opportunities are allocated among the Company and other investment vehicles managed by the Adviser.
The investment allocation policy will also be designed to manage and mitigate the conflicts of interest associated with the allocation of investment opportunities if the Company is able to co-invest, either pursuant to SEC interpretive positions or an exemptive order, with other accounts managed by the Adviser. Generally, under the investment allocation policy, co-investments will be allocated pursuant to the conditions of an exemptive order. Under the investment allocation policy, a portion of each opportunity that is appropriate for the Company and any affiliated fund or other account, which may vary based on asset class and liquidity, among other factors, will generally be offered to the Company and such other eligible accounts, as determined by the Adviser. If there is a sufficient amount of securities to satisfy all participants, each order will be fulfilled as placed. If there is an insufficient amount of securities to satisfy all participants, the securities will generally be allocated at the discretion of the Adviser.
The Adviser will seek to treat all clients fairly and equitably over time in a manner consistent with its fiduciary duty to each of them; however, in some instances, especially in instances of limited investment supplies, the factors may not result in pro rata allocations or may result in situations where certain accounts receive allocations where others do not.
Affiliated Transactions Restrictions
Certain provisions of the 1940 Act prohibit the Company from engaging in transactions with the Adviser and its affiliates. Any funds managed by the Adviser or its affiliates that are not registered under the 1940 Act would not be prohibited from participating in those transactions. The 1940 Act also imposes significant limits on investments in certain privately placed securities in aggregated transactions with affiliates of the Company. The Adviser will not cause the Company to engage in investments alongside affiliates in private placement securities that involve the negotiation of certain terms of the private placement securities to be purchased (other than price-related terms) unless the Company has received an order granting an exemption from Sections 17 and 57 of the 1940 Act or unless such investments are not prohibited by Section 17(d) or 57(a)(4) of the 1940 Act or interpretations of Section 17(d) or 57(a)(4) as expressed in SEC no-action letters or other available guidance. The Adviser and the Company have applied for an exemptive order from the SEC that, once received, would permit the Company to, among other things and subject to the conditions of the order, invest in certain privately placed securities in aggregated transactions alongside the Adviser and/or other funds advised by the Adviser, or potentially the Affiliate and its affiliates, where the Adviser negotiates certain terms of the private placement securities to be purchased (in addition to price-related terms). The conditions contained in the exemptive order may limit or restrict the Company’s ability to participate in such negotiated investments. In addition, other conflicts may be present in a particular investment that may limit or restrict the Company’s ability to participate, notwithstanding the exemptive order. An exemptive order would not apply to all investments or to all affiliates of the Adviser. As a result, the Company may be limited or restricted from participating in certain investment opportunities, notwithstanding the exemptive order, including in investments in which affiliates of the Adviser not covered by the exemptive order participate. An inability to acquire the desired allocation to potential investments may affect the Company’s ability to achieve the desired investment returns.
The Company, together with interests held by other advisory clients of the Adviser, may be limited from owning or controlling, directly or indirectly, interests in Private Vehicles or other issuers that equal or exceed 5% of such issuer’s outstanding voting securities. In addition, the Company may seek to invest in a Private Vehicle’s non-voting securities and, together with interests held by other advisory clients of the Adviser, may be limited in the amount it can invest. Such limitations are intended to ensure that an underlying Private Vehicle not be deemed an “affiliated person” of the Company for purposes of the 1940 Act, which may impose limits on the Company’s dealings with the Private Vehicle and its affiliated persons. As a general matter, however, the Private Vehicles in which the Company will invest do not typically provide their shareholders with an ability to vote to appoint, remove or replace the general partner of the Private Vehicle (except under quite limited circumstances that are not presently exercisable). Notwithstanding these limitations, under certain circumstances the Company could become an affiliated person of a Private Vehicle or another issuer. In such circumstances, the Company may be restricted from transacting with the Private Vehicle or its portfolio companies absent an applicable exemption (whether by rule or otherwise).
Other Funds Advised by the Adviser
Portfolio companies of the Company may be in, or come into, competition with other companies in which affiliates of the Company have an interest via different investment funds or other means. In addition, the Company could pursue a transaction with an entity in which another fund advised by the Adviser has a pre-existing investment, or another fund advised by the Adviser could pursue a transaction with an entity in which the Company has a pre-existing investment. For example, another fund advised by the Adviser could lead or participate in a recapitalization of a portfolio company in which the Company has a pre-existing investment, or invest in a later-stage equity issuance by a portfolio company in which the Company has a pre-existing investment. Such investments could give rise to conflicts of interest to the extent that the Adviser takes into account the interests of such other funds advised by the Adviser in its consideration of certain actions by the Company in respect of such investments. In certain circumstances, the pre-existing interests of other funds advised by the Adviser in a portfolio company could preclude the Company from taking actions it would otherwise have taken or could otherwise be detrimental to the Company, or alternatively, such other funds advised by the Adviser could benefit from actions taken on behalf of the Company. For example, if another fund advised by the Adviser makes an investment in an existing portfolio company of the Company at a valuation that is below (or in excess of) the valuation implied by the Company’s original investment in such portfolio company, such other funds’ investment could be dilutive (or accretive) to the Company’s existing investment. Additionally, another fund advised by the Adviser that participates in a follow-on opportunity in a portfolio company of the Company will benefit from the initial evaluation, investigation and due diligence undertaken by the Company in connection with the initial investment, but the other participating fund advised by the Adviser will not be required to reimburse the Company for any expenses incurred in connection with making or holding the investment.
In addition, the timing of entry into or exit from an investment in a portfolio company may vary among the various funds advised by the Adviser for reasons such as differences in strategy, timeline, existing portfolio or liquidity needs. There can be no assurance that the terms of, or the return on, the Company’s investment will be equivalent to, or better than, the terms of, or the returns obtained by, a different fund advised by the Adviser with respect to the same portfolio company, nor can there be any assurance that such other fund advised by the Adviser will hold the same positions in such portfolio company.
Regulatory Environment
Changes in laws or regulations governing the Company’s operations may adversely affect its business. The Company and its portfolio companies are subject to regulation at the local, state, and U.S. federal (or foreign) levels. These laws and regulations, as well as their interpretation, may be changed from time to time. Any change in these laws or regulations could materially and adversely affect the Company’s business.

Change in Investment Objective or Strategies
The Board may change the Company’s investment objective and strategies or modify or waive certain of the Company’s operating policies and strategies without shareholder approval (except as required by the 1940 Act or other applicable laws). The Company cannot predict the effects that any changes to its current operating policies and strategies would have on the Company’s business, operating results and value of its Shares. Nevertheless, the effects may adversely affect the Company’s business and impact its ability to make distributions.
Active Management
The Company is subject to management risk because it is an actively managed investment portfolio. The Company’s ability to achieve its investment objective depends upon the Adviser’s skill in determining the Company’s allocation of its assets and in selecting the best mix of investments. There is a risk that the Adviser’s evaluation and assumptions regarding investments may be incorrect in view of actual market conditions. The Adviser will apply investment techniques and risk analyses in making investment decisions for the Company, but there can be no guarantee that these will produce the desired results. The Company may be subject to a relatively high level of management risk because the Company invests in private market investments, which are highly specialized instruments that require investment techniques and risk analyses different from those associated with investing in public equities and bonds. The Company’s allocation of its investments across direct investments, including Private Vehicles, and other portfolio investments representing various strategies, geographic regions, asset classes and sectors may vary significantly over time based on the Adviser’s analysis and judgment. As a result, the particular risks most relevant to an investment in the Company, as well as the overall risk profile of the Company’s portfolio, may vary over time.
Anti-Takeover Provisions Risk
The Declaration of Trust includes provisions that could have the effect of limiting the ability of other entities or persons to acquire control of the Company, to change the composition of the Board or convert the Company to open-end status. These provisions may have the effect of discouraging attempts to acquire control of the Company, which attempts could have the effect of increasing the expenses of the Company and interfering with the normal operation of the Company. Such provisions also could limit the ability of Shareholders to sell their Shares at a premium over the then-current market prices by discouraging a third party from seeking to obtain control of the Company.
Required Distributions Risk
Although the Company focuses on achieving capital gains from its investments, in certain cases it may receive current income, such as interest or dividends, on its investments. Because in certain cases the Company may recognize such current income before or without receiving cash representing such income, it may have difficulty satisfying the annual distribution requirement applicable to RICs. Accordingly, in order for the Company to maintain its qualification as a RIC, it may have to sell some of its investments at times it would not consider advantageous, raise debt or equity capital or reduce new investments to meet these distribution requirements. If the Company is not able to obtain cash from other sources, it may fail to qualify as a RIC and thus would be subject to corporate-level U.S. federal income tax.
Taxation of Shareholders on Distributions in Company’s Own Stock
The Company may distribute a portion of its taxable distributions in the form of shares of its stock. In accordance with certain applicable U.S. Treasury Regulations and other related administrative pronouncements issued by the IRS, a RIC may be eligible to treat a distribution of its own stock as fulfilling its RIC distribution requirements if each Shareholder is permitted to elect to receive its entire distribution in either cash or stock of the RIC, subject to the satisfaction of certain guidelines. If too many Shareholders elect to receive cash, each Shareholder electing to receive cash must receive a pro rata amount of cash (with the balance of the distribution paid in stock). If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the distribution paid in stock generally will be equal to the amount of cash that could have been received instead of stock. Taxable Shareholders receiving such distributions will be required to include the full amount of the distribution as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of their share of the Company’s current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. Shareholder may be subject to tax with respect to such distributions in excess of any cash received. If a U.S. Shareholder sells the stock it receives as a distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of the Company’s stock at the time of the sale, which would result in a capital loss, the deductibility of which is subject to limitations. Furthermore, with respect to non-U.S. Shareholders, the Company may be required to withhold U.S. tax with respect to such distributions, including in respect of all or a portion of any such distribution that is payable in stock. In addition, if a significant number of the Shareholders determine to sell shares of the Company’s stock in order to pay taxes owed on distributions, such sales may put downward pressure on the trading price of the Company’s stock.
Failure to Qualify as a Regulated Investment Company Risk
The Company intends to elect to be treated as a RIC for federal income tax purposes as of the Company’s First Post-IPO Tax Year. If the Company qualifies to be treated as a RIC, the Company generally will not pay corporate-level federal income tax on any ordinary income or capital gains that the Company distributes to Shareholders as dividends. To obtain and maintain the federal income tax benefits of RIC status, the Company must meet specified source-of-income and asset diversification requirements and distribute annually an amount equal to at least 90% of the sum of the Company’s net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of assets legally available for distribution. In addition, the Company must maintain its status as a BDC under the 1940 Act. If any of these requirements are not met, the favorable tax treatment described above may not be available to the Company. In addition, as a RIC, the Company could be subject to tax on any unrealized net built-in gains in the assets held by the Company during the period in which the Company was not a RIC that are recognized within the five-year period beginning on the first day of its first taxable year as a RIC, unless either the Company made a special election to pay corporate-level tax on such built-in gain at the time of the Company’s RIC election or an exception applies. At the time of the Company’s RIC election, the Company intends to elect to recognize all of its built-in gain at the time of its conversion and pay tax currently on the built-in gain. If the Company fails to qualify for the federal income tax benefits allowable to RICs for any reason and remains or becomes subject to a corporate-level income tax, the resulting taxes could substantially reduce the Company’s net assets, the amount of income available for distribution to Shareholders and the actual amount of the Company’s distributions. Such a failure would have a material adverse effect on the Company, the NAV of the Shares and the total return, if any, obtainable from Shareholders’ investment in Shares. Any net operating losses that the Company incurs in periods during which the Company qualifies as a RIC will not offset net capital gains (i.e., net realized long-term capital gains in excess of net short-term capital losses) that the Company is otherwise required to distribute, and the Company cannot pass such net operating losses through to Shareholders. In addition, net operating losses that the Company carries over to a taxable year in which the Company qualifies as a RIC normally cannot offset ordinary income or capital gains.
Additional Tax Liabilities Risk
The Company is subject to complex tax laws and regulations of the multiple jurisdictions in which it operates. These laws and regulations are subject to uncertain interpretation. The Company’s interpretation and application of these laws and regulations, as well as the Company’s compliance with certain other requirements, require significant judgment and the use of assumptions and estimates.
As a result, the Company will be exposed to the risk that tax authorities in any of the jurisdictions in which the Company operates could disagree with the Company’s interpretations of the applicable laws and regulations or the Company’s tax calculations and methodologies, including the classification of the Company’s revenues or the determination of the jurisdictions to which profits are attributed. Accordingly, the Company may be subject to tax audits and other similar proceedings with tax authorities in a number of jurisdictions. In certain cases, the applicable tax authority may challenge one or more tax positions of the Company. Any such audits and other similar proceedings could result in additional taxes, including interest and penalties, which could, in turn, adversely affect the Company’s investment returns.
In addition, laws and regulations are changing on an ongoing basis, and these changes may apply with retroactive effect. New legislation and any U.S. Treasury Regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect the Company’s ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to the Company and its Shareholders of such qualification, or could have other adverse consequences. In addition, the effective tax rate of the portfolio companies in which the Company invests could materially increase as a result of changes in tax law, tax treaties or the interpretation thereof.
On July 4, 2025, the bill referred to as the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law in the United States. The OBBBA introduced broad changes to the Code, including changes to the taxation of businesses. The Company believes the recent changes to the Code under the OBBBA do not materially impact the Company.
Investors are urged to consult with their tax advisors regarding tax legislative, regulatory or administrative developments and proposals and their potential effect on an investment in the Company’s securities.

The Dividend Reinvestment Plan May Create a Taxable Event for Shareholders
Distributions on the Shares will be automatically reinvested into additional Shares pursuant to the Company’s dividend reinvestment plan absent a Shareholder electing otherwise. Each Shareholder that does not so elect otherwise will be treated for U.S. federal income tax purposes as if such Shareholder had received the applicable dividend.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
On June 10, 2026, the Company sold 442,293 common shares of beneficial interest, as adjusted for the stock split described in Note 10, to Robinhood Markets, Inc. at a purchase price of $22.61 per share, for aggregate consideration of $10,000,010. The shares were sold in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, as a transaction by an issuer not involving a public offering, based in part on the representations of the purchaser in the subscription agreement, including that the shares were acquired for investment for its own account and not with a view to distribution. The shares are “restricted securities” within the meaning of Rule 144.
Issuer Purchases of Equity Securities
The Company did not repurchase any of its common shares of beneficial interest during the quarter ended June 30, 2026.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
(a)None.
(b)During the fiscal quarter ended June 30, 2026, there have been no material changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Trustees.
(c)During the fiscal quarter ended June 30, 2026, none of the Company’s trustees or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.

Exhibit Number	Description of Exhibits
3.1
Certificate of Trust, effective as of February 27, 2026, incorporated by reference to Exhibit (a)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-297168) filed on June 30, 2026.

3.2
Amended and Restated Declaration of Trust, dated as of May 21, 2026, incorporated by reference to Exhibit (a)(3) to the Registrant’s Registration Statement on Form N-2 (File No. 333-297168) as filed on June 30, 2026.

3.3	Bylaws, dated as of May 21, 2026, incorporated by reference to Exhibit (b) to the Registrant’s Registration Statement on Form N-2 (File No. 333-297168) as filed on June 30, 2026.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document (this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)*
101. SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents*
104	Cover page formatted as Inline XBRL and contained in Exhibit 101*
*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of September, 2026.

ROBINHOOD VENTURES FUND II
By:		/s/ Sarah Pinto
	Name:	Sarah Pinto
	Title:	President (Principal Executive Officer)

By:		/s/ Dara Bazzano
	Name:	Dara Bazzano
	Title:	Principal Financial Officer and Principal Accounting Officer