Form 10-Q
period 2026-09-30
Robinhood Ventures Fund II
filed 2026-11-12
CIK 2131040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-Q
___________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 12, 2026, the registrant had 9,066,384 common shares of beneficial interest outstanding.

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
•our ability to deploy the net proceeds of our initial public offering in a timely manner and on attractive terms, and the effect of holding a substantial portion of our assets in cash or cash equivalents pending investment in portfolio companies;
•the ability of our portfolio companies to raise additional capital, achieve their business objectives and generate liquidity events;
•the occurrence and terms of events that trigger the conversion of our simple agreements for future equity (“SAFEs”) into equity, and the amount and value of equity we ultimately receive upon any such conversion;
•the valuation of our investments in portfolio companies, substantially all of which are Level 3 assets valued at fair value as determined in good faith by Robinhood Ventures DE, LLC (the “Adviser”) as our valuation designee, and the effect of any changes in such valuations on our net asset value (“NAV”) and the trading price of our common shares of beneficial interest (the “Shares”);
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Robinhood Ventures Fund II
Statements of Assets and Liabilities

	September 30, 2026	March 31, 2026
	(Unaudited)
Assets:
Investments at fair value (cost of $215,949,685 and $8,850,000, respectively)	$216,158,761	$8,850,000
Cash	—	5,750,000
Receivable from investments sold or redeemed	250,000	—
Dividend receivable	557,780	—
Prepaid expenses and other assets	105,491	—
Deferred offering costs	—	259,494
Total assets	217,072,032	14,859,494
Liabilities:
Accrued expenses	661,007	19,830
Accrued organizational expenses (a)	—	411,831
Accrued offering costs (Note 5)	3,042,752	259,494
Management fee payable	555,038	—
Accrued incentive fee	41,815	—
Due to custodian	1,323,219	—
Due to Affiliates	314,807	—
Payable for investments purchased	700,000	2,100,000
Total liabilities	6,638,638	2,791,155
Commitments and contingencies (Note 8)
Net Assets	$210,433,394	$12,068,339
Net Assets consist of:
Paid-in capital	212,529,425	12,500,000
Total accumulated deficit	(2,096,031)	(431,661)
Net Assets	$210,433,394	$12,068,339
Net asset value per share: (b)
Shares outstanding (c)	9,066,384	488,290
Net asset value per share	$23.21	$24.72
__________________
(a)See additional discussion of organizational expenses and organizational costs support and reimbursement in Note 4(c).
(b)On August 14, 2026, the Company effected a reverse split of its Shares, pursuant to which each outstanding Share was converted into 0.97658 Shares. Shares outstanding and per share amounts have been adjusted on a retroactive basis to reflect the reverse stock split. See Note 9.
(c)Unlimited shares authorized without par value.
See accompanying Notes to Financial Statements

Robinhood Ventures Fund II
Statements of Operations
(Unaudited)

	For the Three Months Ended	For the Six Months Ended
	September 30, 2026 (a)	September 30, 2026 (a)
Income:
Dividend income	$901,656	$901,656
Total investment income	901,656	901,656
Expenses:
Organizational expenses (b)	123,896	1,315,412
Professional fees	422,420	519,191
Sub-administrator and custody expenses	56,848	92,698
Management fees	555,038	555,038
Incentive fees	41,815	41,815
Trustees’ fees	65,685	96,622
Other general and administrative expenses	125,236	154,326
Total expenses before cost support and reimbursement	1,390,938	2,775,102
Reversal of organizational costs support and reimbursement (b)	1,603,347	—
Total expenses after cost support and reimbursement	2,994,285	2,775,102
Net investment loss	(2,092,629)	(1,873,446)

Net realized gain and change in unrealized appreciation:
Net unrealized gain on investments	209,076	209,076
Net decrease in net assets from operations	$(1,883,553)	$(1,664,370)
__________________
(a)No comparative financial information is presented for the period prior to commencement of operations on March 16, 2026.
(b)See additional discussion of organizational expenses and organizational costs support and reimbursement in Note 4(c).
See accompanying Notes to Financial Statements

Robinhood Ventures Fund II
Statements of Changes in Net Assets
(Unaudited)

	For the Three Months Ended	For the Six Months Ended
	September 30, 2026 (a)	September 30, 2026 (a)
Operations:
Net investment loss	$(2,092,629)	$(1,873,446)
Net unrealized gain on investments	209,076	209,076
Net decrease in net assets from operations	(1,883,553)	(1,664,370)

Capital share transactions:
Proceeds from issuance of shares, net of underwriting commissions	194,245,614	204,245,624
Deferred offering costs charged to paid-in-capital	(4,216,199)	(4,216,199)
Proceeds from issuance of shares, net of underwriting commissions and offering costs	190,029,415	200,029,425
Increase in Net Assets	$188,145,862	$198,365,055

Net Assets:
Beginning of period	$22,287,532	$12,068,339
End of period	$210,433,394	$210,433,394

Capital share activity:(b)
Shares outstanding, beginning of period	930,583	488,290
Issuance of shares	8,135,801	8,578,094
Shares outstanding, end of period	9,066,384	9,066,384
__________________
(a)No comparative financial information is presented for the period prior to commencement of operations on March 16, 2026.
(b)On August 14, 2026, the Company effected a reverse split of its Shares, pursuant to which each outstanding Share was converted into 0.97658 Shares. Share amounts have been adjusted on a retroactive basis to reflect the reverse stock split. See Note 9.
See accompanying Notes to Financial Statements

Robinhood Ventures Fund II
Statement of Cash Flows
(Unaudited)

For the Six Months Ended
September 30, 2026 (a)
Cash flows from operating activities:
Net decrease in net assets from operations	$(1,664,370)
Adjustments to reconcile net decrease in net assets from operations to net cash used in operating activities:
Purchases of investments	(29,036,627)
Net purchases of money market funds	(180,213,058)
Proceeds from investments sold or redeemed	500,000
Net change in unrealized gain on investments	(209,076)
Increase (decrease) in operating assets and liabilities:
Dividend receivable	(557,780)
Accrued expenses	641,177
Due to custodian	1,323,219
Prepaid expenses and other assets	(105,491)
Management fee payable	555,038
Accrued incentive fee	41,815
Accrued organizational expenses	(411,831)
Due to Affiliates	314,807
Net cash used in operating activities	(208,822,177)
Cash flows from financing activities:
Proceeds from issuance of shares, net of underwriting commissions	204,245,624
Offering costs paid	(1,173,447)
Net cash provided by financing activities	203,072,177

Net decrease in cash	(5,750,000)

Cash, beginning of period	5,750,000
Cash, end of period	$—

Supplemental disclosure of cash flow information
Deferred offering costs charged to paid-in-capital but unpaid at September 30, 2026	$3,042,752
__________________
(a)No comparative financial information is presented for the period prior to commencement of operations on March 16, 2026.
See accompanying Notes to Financial Statements

Robinhood Ventures Fund II
Financial Highlights
(Unaudited)

For the Six Months Ended
September 30, 2026 (a)
Per Share Data:(b)
Net asset value, beginning of period	$24.72
Net investment loss (c)	(0.62)
Net realized and unrealized gain on investments	0.07
Total from investment operations	(0.55)
Effect of Share transactions (d)	(0.96)
Net asset value, end of period	$23.21
Share Price, End of Period	$21.55
Total return, net asset value (e)	(6.11)%
Total return, Share price (f)	(13.80)%
Ratio/Supplemental Data: (g)
Net assets, end of period	$210,433,394
Weighted average shares outstanding (b)	3,044,890
Ratio of expenses to average net assets before incentive fee (h)	3.34%
Ratio of expenses to average net assets after incentive fee (h)	3.39%
Ratio of net investment loss to average net assets before incentive fee (h)	(2.24)%
Ratio of net investment loss to average net assets after incentive fee (h)	(2.29)%
Portfolio turnover rate (i)	4.08%
__________________
(a)No comparative financial information is presented for the period prior to commencement of operations on March 16, 2026.
(b)On August 14, 2026, the Company effected a reverse split of its Shares, pursuant to which each outstanding Share was converted into 0.97658 Shares. Share and per Share amounts have been adjusted on a retroactive basis to reflect the reverse stock split. See Note 9.
(c)Calculated based on the weighted average number of Shares outstanding during the period, weighted for the number of days each Share was outstanding.
(d)Represents the difference between amounts from investment operations and the change in NAV per Share, due to the effect of share issuances during the period, including sales load and offering costs charged to paid-in capital.
(e)Total return based on per share NAV reflects the effects of changes in NAV on the performance of the Company during the period. Total return based on per share NAV reflects reinvested dividends, if any, but does not reflect sales load or the deduction of taxes that a shareholder would pay on Company distributions or the sale of Company shares. Returns for periods less than one year are not annualized.
(f)The Company’s Shares were offered in its initial public offering (“IPO”) at $25.00 per Share, and the IPO closed on August 14, 2026. Total return on share price was based on the period from the IPO to September 30, 2026 (the “Post-IPO Period”). During the Post-IPO Period, total return based on per share NAV was (7.16)%. Total return based on Share price reflects reinvested dividends, if any, but does not reflect sales load or the deduction of taxes that a shareholder would pay on Company distributions or the sale of Company shares. Returns for periods less than one year are not annualized.
(g)Ratios are calculated using average net assets applicable to common shareholders computed using net assets as of each month end during the period. Ratios are not annualized.
(h)Includes organizational expenses of $1,315,412 incurred in connection with the organization of the Company. See Note 4(c).
(i)The portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases, excluding short-term investments in money market funds, over the average of the invested assets at fair value for the period.
See accompanying Notes to Financial Statements

Robinhood Ventures Fund II
Schedule of Investments
September 30, 2026
(Unaudited)

Security	Shares/ Principal	Acquisition Date	Cost	Fair Value	Percentage of Net Assets (a)
Simple Agreements for Future Equity in Private Companies(f)
Communication Services
Formative Intelligence Inc. (b)(c)(d)(e)	250,000	06/07/2026	$250,000	$250,488	0.1%
Offworld Technologies Pte Ltd. (b)(c)(d)(e)(g)	350,000	08/19/2026	350,000	350,000	0.2%
			600,000	600,488	0.3%
Consumer Discretionary
Anoria Inc. (b)(c)(d)(e)	250,000	06/06/2026	250,000	250,000	0.1%
CatchBack Cards Incorporated (b)(c)(d)(e)	250,000	03/19/2026	250,000	250,181	0.1%
			500,000	500,181	0.2%
Consumer Staples
Bloomy Learning, Inc. (b)(c)(d)(e)	350,000	09/09/2026	350,000	350,000	0.2%
Energy
Voxel Energy Inc. (b)(c)(d)(e)	250,000	04/10/2026	250,000	250,000	0.1%
Financials
Agentcard Corporation (b)(c)(d)(e)	350,000	09/02/2026	350,000	350,000	0.2%
Audun Inc. (b)(c)(d)(e)	350,000	09/03/2026	350,000	350,000	0.2%
Financial Datasets, Inc. (b)(c)(d)(e)	350,000	09/11/2026	350,000	350,000	0.2%
KelAI Tech, Inc. (b)(c)(d)(e)	250,000	06/05/2026	250,000	250,000	0.1%
Klaimee Labs Inc. (b)(c)(d)(e)	250,000	06/08/2026	250,000	250,000	0.1%
Lambda Systems, Inc. (b)(c)(d)(e)	250,000	03/19/2026	250,000	250,000	0.1%
Luca IQ, Inc. (b)(c)(d)(e)	350,000	09/01/2026	350,000	350,000	0.2%
PantaCapital, Inc. (d/b/a Panta Insurance Solutions) (b)(c)(d)(e)	250,000	03/24/2026	250,000	250,009	0.1%
Rapidfolio Inc. (b)(c)(d)(e)	350,000	09/09/2026	350,000	350,000	0.2%
Rex AI Inc. (b)(c)(d)(e)	100,000	08/31/2026	100,000	100,000	0.0%
SpotPay, Inc. (b)(c)(d)(e)	250,000	03/24/2026	250,000	250,000	0.1%
tash cards Inc. (b)(c)(d)(e)	350,000	09/09/2026	350,000	350,000	0.2%
Trade Hobby, Inc. (b)(c)(d)(e)	350,000	09/02/2026	350,000	350,000	0.2%
Unifold, Inc. (b)(c)(d)(e)	250,000	03/23/2026	250,000	250,000	0.1%
			4,050,000	4,050,009	1.9%

Robinhood Ventures Fund II
Schedule of Investments
September 30, 2026
(Unaudited)

Security	Shares/ Principal	Acquisition Date	Cost	Fair Value	Percentage of Net Assets (a)
Simple Agreements for Future Equity in Private Companies (continued)
Health Care
Adialante, Inc. (b)(c)(d)(e)(h)	250,000	05/26/2026	250,000	250,000	0.1%
Adialante, Inc. (b)(c)(d)(e)(h)	100,000	09/09/2026	100,000	100,000	0.0%
Allia Health, Inc. (b)(c)(d)(e)	350,000	08/31/2026	350,000	350,000	0.2%
Avoca Systems Inc (b)(c)(d)(e)	350,000	09/01/2026	350,000	350,000	0.2%
CellType Inc. (b)(c)(d)(e)	250,000	03/20/2026	250,000	250,000	0.1%
Floracene, Inc. (b)(c)(d)(e)	100,000	09/09/2026	100,000	100,000	0.0%
Lumius Imaging, Inc. (b)(c)(d)(e)	250,000	06/06/2026	250,000	250,147	0.1%
Omnition Technologies, Inc. (b)(c)(d)(e)	350,000	09/09/2026	350,000	350,000	0.2%
Opalite Health Inc. (b)(c)(d)(e)	250,000	03/19/2026	250,000	252,808	0.1%
Prana AI Incorporated (b)(c)(d)(e)	250,000	03/26/2026	250,000	250,640	0.1%
Prescience, Inc. (b)(c)(d)(e)	350,000	08/27/2026	350,000	350,000	0.2%
Radley AI, Inc (b)(c)(d)(e)	350,000	09/01/2026	350,000	350,000	0.2%
RonanRX Inc. (b)(c)(d)(e)	350,000	09/09/2026	350,000	350,000	0.2%
Ruma, Inc. (b)(c)(d)(e)	250,000	03/16/2026	250,000	250,358	0.1%
			3,800,000	3,803,953	1.8%
Industrials
6thSense AI, Inc. (b)(c)(d)(e)	350,000	09/01/2026	350,000	350,000	0.2%
Aerogen Systems, Inc. (b)(c)(d)(e)	350,000	08/31/2026	350,000	350,000	0.2%
Apollo Atomics, Inc. (b)(c)(d)(e)	250,000	05/20/2026	250,000	250,000	0.1%
Applied Electrodynamics, Inc. (b)(c)(d)(e)	350,000	09/09/2026	350,000	350,000	0.2%
Aseon Labs, Inc. (b)(c)(d)(e)	250,000	05/23/2026	250,000	250,000	0.1%
AxionOrbital Space Inc. (b)(c)(d)(e)	250,000	03/26/2026	250,000	250,001	0.1%
Cosmic Robotics, Inc. (b)(c)(d)(e)	350,000	09/01/2026	350,000	350,000	0.2%
Eden Robotics Inc. (b)(c)(d)(e)	250,000	06/08/2026	250,000	250,000	0.1%
Edgerun Industries, Inc. (b)(c)(d)(e)	350,000	08/28/2026	350,000	350,000	0.2%
Impact Drones, Inc. (b)(c)(d)(e)	350,000	09/11/2026	350,000	350,000	0.2%
Isengard Industries Inc. (b)(c)(d)(e)(h)	175,000	08/30/2026	175,000	175,000	0.1%
Isengard Industries Inc. (b)(c)(d)(e)(h)	175,000	08/30/2026	175,000	175,000	0.1%
Ornadyne, Inc. (b)(c)(d)(e)	250,000	06/09/2026	250,000	250,000	0.1%
SubVysion, Inc. (b)(c)(d)(e)	350,000	08/29/2026	350,000	350,000	0.2%
Tenet Industries Inc. (b)(c)(d)(e)	250,000	05/31/2026	250,000	250,000	0.1%
The General Aviation Company (b)(c)(d)(e)	250,000	05/22/2026	250,000	250,000	0.1%
			4,550,000	4,550,001	2.2%

Robinhood Ventures Fund II
Schedule of Investments
September 30, 2026
(Unaudited)

Security	Shares/ Principal	Acquisition Date	Cost	Fair Value	Percentage of Net Assets (a)
Simple Agreements for Future Equity in Private Companies (continued)
Information Technology
Agency Tool Company (b)(c)(d)(e)	350,000	08/27/2026	350,000	350,000	0.2%
Agentic Fabriq, Inc. (b)(c)(d)(e)	250,000	03/16/2026	250,000	250,303	0.1%
Amboras Inc. (b)(c)(d)(e)	250,000	06/06/2026	250,000	258,360	0.1%
Apex Flux Inc. (b)(c)(d)(e)	250,000	03/16/2026	250,000	263,915	0.1%
Arga Labs Inc. (b)(c)(d)(e)	250,000	06/08/2026	250,000	251,194	0.1%
Arzana, Inc. (b)(c)(d)(e)	250,000	06/12/2026	250,000	250,575	0.1%
Asimov Robotics, Inc. (b)(c)(d)(e)	250,000	03/27/2026	250,000	250,000	0.1%
Autumn AI, Inc. (b)(c)(d)(e)	250,000	03/23/2026	250,000	251,784	0.1%
BioStack Platforms, Inc. (b)(c)(d)(e)	250,000	06/02/2026	250,000	250,000	0.1%
Caretta Inc. (b)(c)(d)(e)	250,000	03/23/2026	250,000	250,000	0.1%
Carnot AI, Inc. (d/b/a Jinba) (b)(c)(d)(e)	250,000	03/31/2026	250,000	254,591	0.1%
Coasty Systems, Inc. (b)(c)(d)(e)	350,000	09/17/2026	350,000	350,000	0.2%
Codag Inc. (b)(c)(d)(e)	350,000	09/01/2026	350,000	350,000	0.2%
Complir, Inc. (b)(c)(d)(e)	250,000	06/11/2026	250,000	250,142	0.1%
Context Dev Inc. (b)(c)(d)(e)	350,000	08/28/2026	350,000	350,000	0.2%
Crosslayer Labs, Inc. (b)(c)(d)(e)	250,000	03/18/2026	250,000	250,000	0.1%
Crow, Inc. (b)(c)(d)(e)	250,000	03/23/2026	250,000	250,000	0.1%
Cumulus Compute Labs Corporation (b)(c)(d)(e)	250,000	03/16/2026	250,000	250,466	0.1%
Daymi, Inc. (b)(c)(d)(e)	250,000	03/18/2026	250,000	250,000	0.1%
DeepReach Inc (b)(c)(d)(e)(h)	100,000	08/20/2026	100,000	100,000	0.0%
DeepReach Inc (b)(c)(d)(e)(h)	250,000	08/20/2026	250,000	250,000	0.1%
Didit Identity, Inc. (b)(c)(d)(e)	250,000	03/16/2026	250,000	294,786	0.1%
Dipole Labs, Inc. (b)(c)(d)(e)	600,000	08/28/2026	600,000	600,000	0.3%
DroneTector Inc. (b)(c)(d)(e)	250,000	06/18/2026	250,000	250,000	0.1%
EnactLabs, Inc. (b)(c)(d)(e)	350,000	09/03/2026	350,000	350,000	0.2%
Expanse Compute, Inc. (b)(c)(d)(e)	250,000	05/19/2026	250,000	250,000	0.1%
Flow Intel Platform Inc. (b)(c)(d)(e)	350,000	08/29/2026	350,000	350,000	0.2%
Fractal Machine Research, Inc. (b)(c)(d)(e)	350,000	08/31/2026	350,000	350,000	0.2%
Frontier Computing Corporation (b)(c)(d)(e)	350,000	09/08/2026	350,000	350,000	0.2%
General Context Labs, Inc. (b)(c)(d)(e)	350,000	09/18/2026	350,000	350,000	0.2%
Gud Labs, Inc. (b)(c)(d)(e)	350,000	09/03/2026	350,000	350,000	0.2%
InkVell Inc. (d/b/a Synthetic Sciences) (b)(c)(d)(e)	250,000	03/31/2026	250,000	250,019	0.1%
InstaAgent Inc. (b)(c)(d)(e)	250,000	06/06/2026	250,000	267,416	0.1%
JigsawStack, Inc. (b)(c)(d)(e)	250,000	06/08/2026	250,000	250,058	0.1%
Keyframe Labs, Inc. (b)(c)(d)(e)	250,000	06/09/2026	250,000	250,034	0.1%
Laminar Run, Inc. (b)(c)(d)(e)	250,000	06/08/2026	250,000	251,696	0.1%
LegalOS Inc. (b)(c)(d)(e)	250,000	03/23/2026	250,000	270,327	0.1%
Luel Inc. (b)(c)(d)(e)	100,000	03/27/2026	100,000	100,000	0.0%
Matforge, Inc. (b)(c)(d)(e)	250,000	06/01/2026	250,000	250,000	0.1%

Robinhood Ventures Fund II
Schedule of Investments
September 30, 2026
(Unaudited)

Security	Shares/ Principal	Acquisition Date	Cost	Fair Value	Percentage of Net Assets (a)
Simple Agreements for Future Equity in Private Companies (continued)
Information Technology (continued)
Maywood AI Inc. (b)(c)(d)(e)	250,000	03/23/2026	250,000	250,540	0.1%
MirageDoodle, Inc. (d/b/a AutoSitu) (b)(c)(d)(e)	250,000	03/25/2026	250,000	250,000	0.1%
OpenRelay Incorporated (b)(c)(d)(e)	350,000	08/19/2026	350,000	350,000	0.2%
Oxus AI, Inc. (b)(c)(d)(e)	250,000	03/23/2026	250,000	250,189	0.1%
Plena Inc. (b)(c)(d)(e)	250,000	06/08/2026	250,000	250,000	0.1%
Praxis Services Inc (b)(c)(d)(e)	250,000	09/11/2026	250,000	250,000	0.1%
Qomplement, Inc. (b)(c)(d)(e)	250,000	06/08/2026	250,000	252,074	0.1%
ReasonBlocks Inc. (b)(c)(d)(e)	250,000	06/07/2026	250,000	250,000	0.1%
Relay Innovations, Inc. (b)(c)(d)(e)	250,000	06/09/2026	250,000	267,070	0.1%
Replicas Group Inc. (b)(c)(d)(e)	250,000	06/10/2026	250,000	250,497	0.1%
RMJ Labs, Inc. (b)(c)(d)(e)	250,000	06/13/2026	250,000	250,795	0.1%
Robocurve, Inc. (b)(c)(d)(e)	350,000	08/29/2026	350,000	350,000	0.2%
Rudus, Inc. (b)(c)(d)(e)	250,000	06/07/2026	250,000	250,000	0.1%
Samora AI, Inc. (b)(c)(d)(e)	250,000	03/19/2026	250,000	250,466	0.1%
Sarah AI Inc. (b)(c)(d)(e)	250,000	03/22/2026	250,000	250,099	0.1%
Second Stage Labs, Inc. (b)(c)(d)(e)	250,000	05/18/2026	250,000	250,000	0.1%
SharedGenes, Inc. (b)(c)(d)(e)	250,000	06/08/2026	250,000	260,148	0.1%
Shortwave Communications, Inc. (b)(c)(d)(e)	1,000,000	07/01/2026	1,000,000	1,000,000	0.5%
Shotwell, Inc. (b)(c)(d)(e)	250,000	06/10/2026	250,000	250,000	0.1%
Silmaril Security Inc. (b)(c)(d)(e)	250,000	06/08/2026	250,000	250,693	0.1%
Smol Machines, Inc. (b)(c)(d)(e)	250,000	06/10/2026	250,000	250,000	0.1%
Sparkley Inc. (b)(c)(d)(e)	250,000	03/16/2026	250,000	250,039	0.1%
Speedtrain, Inc. (b)(c)(d)(e)	250,000	03/25/2026	250,000	250,000	0.1%
Standard Machines Inc. (b)(c)(d)(e)	350,000	09/03/2026	350,000	350,000	0.2%
Surtr Defense Systems, Inc. (b)(c)(d)(e)	250,000	06/08/2026	250,000	250,000	0.1%
Terminal Use, Inc. (b)(c)(d)(e)	250,000	03/18/2026	250,000	250,000	0.1%
Truffle Technologies Inc. (b)(c)(d)(e)	350,000	09/09/2026	350,000	350,000	0.2%
Unilabs (b)(c)(d)(e)(g)	250,000	06/14/2026	250,000	251,109	0.1%
Veriad, Inc. (b)(c)(d)(e)	250,000	03/19/2026	250,000	250,080	0.1%
Visibl Semiconductors, Inc. (b)(c)(d)(e)	250,000	03/19/2026	250,000	250,000	0.1%
Voygr Tech, Inc. (b)(c)(d)(e)	250,000	03/26/2026	250,000	256,602	0.1%
Waddle Laboratories Inc. (b)(c)(d)(e)	350,000	09/09/2026	350,000	350,000	0.2%
Whitespace AI, Inc. (b)(c)(d)(e)	350,000	09/02/2026	350,000	350,000	0.2%
Workable Solutions Inc. (b)(c)(d)(e)	250,000	03/19/2026	250,000	250,000	0.1%
			20,650,000	20,806,067	9.9%
Materials
Mass Energy Company (b)(c)(d)(e)	350,000	09/11/2026	350,000	350,000	0.2%
Molagri Inc. (b)(c)(d)(e)	350,000	09/02/2026	350,000	350,000	0.2%
			700,000	700,000	0.3%

Robinhood Ventures Fund II
Schedule of Investments
September 30, 2026
(Unaudited)

Security	Shares/ Principal	Acquisition Date	Cost	Fair Value	Percentage of Net Assets (a)
Total Simple Agreements for Future Equity in Private Companies			35,450,000	35,610,699	16.9%

Preferred Stock
Information Technology
Limrun, Inc. (Series Seed Preferred Stock) (b)(c)(d)(e)	6,100	07/24/2026	36,627	36,627	0.0%
Limrun, Inc. (Series Seed-7 Preferred Stock) (b)(c)(d)(e)	49,693	06/04/2026	250,000	298,377	0.1%
			286,627	335,004	0.2%
Total Preferred Stock in Private Companies			286,627	335,004	0.2%
Money Market Funds
First American Government Obligations Fund - X Class, 3.56% dividend yield	180,213,058		180,213,058	180,213,058	85.6%
Total Investments			$215,949,685	$216,158,761	102.7%
Liabilities in Excess of Other Assets				(5,725,367)	(2.7)%
Net Assets				$210,433,394	100.0%
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
(e)Restricted investments as to resale. Restricted securities are often purchased in private placement transactions, are not registered under the Securities Act of 1933, may have contractual restrictions on resale and are valued according to the Company’s written valuation procedures and as determined in good faith by the Adviser under the oversight of the Board. The Company may receive more or less than this valuation in an actual sale and that difference could be material. As of September 30, 2026, there is no expected date for such restrictions to be removed for the Company’s restricted securities. The aggregate value of all restricted securities is $35,945,703, which totals 17.1% of net assets.
(f)See additional discussion of SAFEs in Note 2 and Note 7.
(g)Investment is in a company organized outside the United States and is therefore not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2026, non-qualifying assets represented approximately 0.3% of the total assets of the Company.
(h)Separate investments in the same portfolio company, made under distinct agreements, are presented as individual line items.

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
On August 14, 2026, the Company closed its initial public offering (“IPO”), issuing 8,000,000 Shares at a public offering price of $25.00 per Share. Net of the sales load, the Company received net cash proceeds, before offering costs, of $191,000,000. Prior to the IPO, the Company sold Shares to Robinhood Markets, Inc. (the “Affiliate”) and Robinhood Employee Fund, LP (the “Employee Fund”) in private placements. See Notes 4 and 9.
In pursuing its investment objective, the Company primarily invests, under normal circumstances, in a diversified portfolio of early-stage and growth-stage private companies that, in the view of Robinhood Ventures DE, LLC (the “Adviser”), demonstrate significant growth potential (each, a “Promising Company”). The Company focuses its investments on Promising Companies that are current or previous participants in the Y Combinator startup accelerator program, or companies with a founder or co-founder that participated in the program (collectively, “YC Companies”), although it may also invest in Promising Companies that are not YC Companies. Y Combinator does not sponsor, endorse, or promote the Company and has no responsibility for the management or performance of the Company, and is not an affiliate of the Company or the Affiliate. The Company makes direct and indirect investments in Promising Companies, including follow-on investments, typically in the form of non-controlling equity and equity-related securities, including, but not limited to, simple agreements for future equity (“SAFEs”), common stock, warrants, convertible preferred stock, other equity or equity-linked securities or ownership interests in business enterprises, other forms of senior equity, which may or may not be convertible into a company’s common equity, and preferred stock and convertible debt securities. As of September 30, 2026, all investments were held directly by the Company.
The Adviser is registered as an investment adviser with the U.S. Securities and Exchange Commission (“SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and serves as the Company’s investment adviser and is responsible for making investment decisions for the Company’s portfolio.
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
Investments in money market funds are valued at their NAV as of the end of the period.
(b)Investment Transactions and Investment Income
Investment transactions are accounted for as of the trade date for financial reporting purposes. Realized gains and losses on investment transactions are based upon the specific identification method. Interest income is recorded on an accrual basis. Dividend income from portfolio investments is recorded on the ex-dividend date. Dividend income from investments in money market funds is recorded on an accrual basis as earned.
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
(e)Cash
The Company holds its cash with U.S. Bank National Association and, at times, such balances exceed the Federal Deposit Insurance Corporation insurance limits. As of September 30, 2026, the Company had a Due to custodian of $1,323,219 resulting from a payment that settled prior to the corresponding redemption from the Company's money market fund investment. The Company held $0 and $5,750,000 in cash as of September 30, 2026 and March 31, 2026, respectively.
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
(h)Federal Income Taxes
The Company was taxed as a “C” corporation under Subchapter C of the Internal Revenue Code of 1986, as amended (the “Code”) from its organization and through the date of the IPO of the Shares. Income tax expense is an estimate of current income taxes payable in the current fiscal year based on reported income before income taxes. Deferred income taxes reflect the effect of temporary differences and carryforwards that the Company will recognize for financial reporting and income tax purposes at enacted tax rates expected to be in effect when taxes are actually paid or recovered.
The Company accounts for income taxes under the asset and liability method, which requires recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements, but have not been reflected in its taxable income. Deferred tax assets are evaluated for future realization and reduced by a valuation allowance to the extent the Company believes that the deferred tax assets will not be realized. The Company considers many factors when assessing the likelihood of future realization of its deferred tax assets including, but not limited to, historical cumulative loss experience and expectations of future earnings, tax planning strategies, and the carry-forward periods available for tax reporting purposes. Management’s judgment regarding future profitability may change due to many factors, including future market conditions and the ability to successfully execute business plans and/or tax planning strategies. Should there be a change in the ability to recover deferred tax assets, the Company’s tax provision would increase or decrease in the period in which the assessment is changed.
The Company was wholly owned by the Affiliate until July 17, 2026 when the Company sold 12.73% of the Company’s Shares to the Employee Fund. Accordingly, the Affiliate owned at least 80% of the Company by vote and by value from the organization of the Company until the closing of the IPO. As a result, the Company was consolidated with the Affiliate for income tax purposes through the date of the IPO. As a result of the Company being consolidated with the Affiliate for a certain period, the Company will not file standalone income tax returns for certain tax years and the Affiliate will bear any tax liabilities of the Company. Accordingly, the Company entered into a tax sharing agreement with the Affiliate on February 27, 2026, and pursuant to such agreement, to the extent the Company has any income tax liability on a standalone basis and such tax liability is paid by the Affiliate due to the Company being part of the Affiliate’s consolidated income tax return group, the Company will pay or reimburse the Affiliate the amounts related to any income taxes that otherwise would be owed by the Company. The Company will not pay or reimburse the Affiliate for any income tax liability attributable to the Affiliate or its affiliates. The Company had no income tax liability as of September 30, 2026.
The Company intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Code as of the Company’s first post-IPO tax year, which will be its taxable year that began on the day after its IPO of the Company’s common shares of beneficial interest. If so qualified, the Company generally will not pay corporate-level federal income taxes on any ordinary income or capital gains that the Company distributes to Shareholders as dividends. The Company intends to pay corporate-level federal income taxes on any gains built into the Company’s assets as of the effective date of the Company’s RIC election. To obtain and maintain the federal income tax benefits of RIC status, the Company must meet specified source-of-income and asset diversification requirements and distribute annually an amount equal to at least 90% of the sum of the Company’s net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of assets legally available for distribution.

(i)Distribution of Income and Capital Gains
The timing and amount of the Company’s future dividends, if any, will be determined by the Board. Any dividends to the Shareholders will be declared out of assets legally available for distribution. The Company intends to focus on making capital gains-based investments from which the Company will derive primarily capital gains. As a consequence, the Company does not anticipate that it will pay dividends on a quarterly basis or become a predictable distributor of dividends. However, if there are earnings or realized capital gains to be distributed, the Company intends to declare and pay a dividend at least annually. The Company intends to elect to be treated as a RIC for federal income tax purposes and expects to continue to operate in a manner so as to qualify for the tax treatment applicable to RICs. To maintain RIC status, the Company must, among other things, distribute at least 90% of the sum of the Company’s net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of assets legally available for distribution. To avoid the imposition of a 4% U.S. federal excise tax, the Company must distribute during each calendar year an amount equal to the sum of (1) at least 98% of its ordinary income for the calendar year, (2) at least 98.2% of its capital gains in excess of capital losses for the one-year period generally ending on October 31 of the calendar year and (3) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax. In order to minimize the imposition of the 4% federal excise tax, the Company generally intends to distribute any income and capital gains in the manner necessary to minimize imposition of the 4% federal excise tax. The Company cannot assure Shareholders that the Company will achieve investment results that would allow the Company to make distributions. All distributions will be at the sole discretion of the Board and will depend on the Company’s ability to dispose of its investments, any net investment income, its financial condition, and such other factors as the Board may deem relevant from time to time. The Company has made no distributions for the three and six month periods ending September 30, 2026.
The Company has adopted a dividend reinvestment plan (“DRIP”) administered by Equiniti Trust Company, LLC (“EQ”). Pursuant to the DRIP, any dividends or other distributions, net of any applicable U.S. federal withholding tax, paid by the Company will be reinvested automatically in additional Shares unless a Shareholder elects to receive cash.
(j)Segment Reporting
The Company operates as a single operating segment, which is an investment portfolio. Business activities are managed on a consolidated basis and revenues are derived primarily through the Company’s investments in accordance with its investment objective. As of September 30, 2026, the President (Principal Executive Officer) of the Company served as the Chief Operating Decision Maker (“CODM”) and was responsible for evaluating the Company’s operating results and allocating resources in accordance with the Company’s investment strategy. Internal reporting provided to the CODM aligns with the accounting policies and measurement principles used in the financial statements.
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
The Company has entered into a Transfer Agency and Registrar Services Agreement with EQ, dated as of May 13, 2026, pursuant to which EQ began to serve as the Company’s transfer agent, dividend paying agent and registrar effective upon the completion of the Company’s IPO. EQ began providing services to the Company upon the closing of the IPO on August 14, 2026. For the three and six months ended September 30, 2026, the Company incurred transfer agent fees of $6,871, which are included in Other general and administrative expenses on the Statement of Operations.
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
The Company’s investments will be fair valued on a quarterly basis and the Company will calculate its NAV as of the close of each business quarter. Fluctuations in an investment’s fair value may be caused by volatility in economic conditions, among other factors. Such fluctuations in the fair value are classified as unrealized gains or losses in the Company’s Statement of Operations. Upon the disposition of an investment, the corresponding gain or loss is classified as realized and will also be noted on the Statement of Operations.
The following table summarizes the levels within the fair value hierarchy for the Company’s investments measured at fair value as of September 30, 2026:

Investments at fair value:	Level 1	Level 2	Level 3	Total
SAFEs in Private Companies	$—	$—	$35,610,699	$35,610,699
Preferred Stock in Private Companies	—	—	335,004	335,004
Money Market Funds	180,213,058	—	—	180,213,058
Total Investments at fair value	$180,213,058	$—	$35,945,703	$216,158,761
The following table summarizes the levels within the fair value hierarchy for the Company’s investments measured at fair value as of March 31, 2026:

Investments at fair value:	Level 1	Level 2	Level 3	Total
SAFEs in Private Companies	$—	$—	$8,850,000	$8,850,000
Total Investments at fair value	$—	$—	$8,850,000	$8,850,000

The changes in fair value of investments and liabilities for which the Company has used Level 3 inputs to determine the fair value for the three and six months ended September 30, 2026 are as follows:

	Preferred Stock in Private Companies	SAFEs in Private Companies	Total
Balance as of June 30, 2026	$—	$19,600,000	$19,600,000
Change in unrealized appreciation on investments	48,377	160,699	209,076
Net realized gain on investments	—	—	—
Purchase of investments	36,627	16,850,000	16,886,627
Return of capital invested	—	(750,000)	(750,000)
Conversion of SAFE	250,000	(250,000)	—
Transfer into Level 3	—	—	—
Transfer out of Level 3	—	—	—
Balance as of September 30, 2026	$335,004	$35,610,699	$35,945,703
Change in unrealized appreciation for Level 3 investments for the three months ended September 30, 2026	$48,377	$160,699	$209,076

	Preferred Stock in Private Companies	SAFEs in Private Companies	Total
Balance as of March 31, 2026	$—	$8,850,000	$8,850,000
Change in unrealized appreciation on investments	48,377	160,699	209,076
Net realized gain on investments	—	—	—
Purchase of investments	36,627	27,600,000	27,636,627
Return of capital invested	—	(750,000)	(750,000)
Conversion of SAFE	250,000	(250,000)	—
Transfer into Level 3	—	—	—
Transfer out of Level 3	—	—	—
Balance as of September 30, 2026	$335,004	$35,610,699	$35,945,703
Change in unrealized appreciation for Level 3 investments for the six months ended September 30, 2026	$48,377	$160,699	$209,076
No comparative financial information is presented for the period prior to commencement of operations on March 16, 2026.
Significant Unobservable Inputs
The following is a summary of quantitative information about significant unobservable valuation inputs for Level 3 Fair Value Measurements for investments held as of September 30, 2026 and March 31, 2026:

Category	Fair Value September 30, 2026	Valuation Approach	Unobservable Inputs	Impact to Valuation from an Increase to Input	Range	Weighted Average
SAFEs in Private Companies	$24,950,000	Market Approach	Precedent Transaction	Increase	N/A	N/A
	10,660,699	Option Pricing Model	Revenue multiple	Increase	2.9x - 13.6x	9.6x
			Time to expected conversion (months)	Increase	3.0 - 18.0	14.7
			Volatility	Increase	90%	90%
Preferred Stock in Private Companies	335,004	Market Approach	Precedent Transaction	Increase	N/A	N/A
Total	$35,945,703

Category	Fair Value March 31, 2026	Valuation Approach	Unobservable Inputs	Impact to Valuation from an Increase to Input	Range	Weighted Average
SAFEs in Private Companies	$8,850,000	Market Approach	Precedent Transaction	Increase	N/A	N/A
Note 4. Related Party Transactions
(a)Investment Advisory Agreement
Under the terms of the Investment Advisory Agreement between the Company and the Adviser (the “Investment Advisory Agreement”), the Adviser provides investment advice and manages the day-to-day business and affairs of the Company, in each case under the ultimate supervision of the Board. Pursuant to the Investment Advisory Agreement, effective upon the closing of the IPO on August 14, 2026, the Company pays the Adviser a management fee (the “Management Fee”) consisting of two components: a Base Management Fee and an Incentive Fee on Capital Gains.
The Base Management Fee is calculated and payable quarterly at an annual rate of 2.00% of the Company’s Net Assets determined quarterly as of the end of each quarter. For purposes of determining the Base Management Fee payable to the Adviser, the Company’s Net Assets are calculated prior to any reduction for the accrual of the Management Fee for that quarter. “Net Assets” means the total assets of the Company minus the Company’s liabilities.
The Incentive Fee on Capital Gains is calculated and payable as of the end of each fiscal year (or, upon termination of the Investment Advisory Agreement, as of the termination date). The Incentive Fee on Capital Gains is 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid Incentive Fees on Capital Gains. In no event will the Incentive Fee on Capital Gains exceed the amount permitted by the Advisers Act, including Section 205 thereof.
For the three and six months ended September 30, 2026, the Company incurred Base Management Fees of $555,038 and accrued $41,815 of Incentive Fees on Capital Gains. The Incentive Fee on Capital Gains is accrued as if all unrealized capital appreciation and depreciation were realized at the end of the period under a hypothetical liquidation of investments in accordance with U.S. GAAP. The accrued amount is not payable under the Investment Advisory Agreement as of September 30, 2026 and will only become payable if and to the extent capital gains are realized. No Management Fees were incurred prior to the IPO.
(b)Administration Agreement
The Company has entered into an Administration Agreement with the Administrator. Under the Administration Agreement, the Administrator performs, or oversees the performance of administrative services necessary for the operation of the Company, which include, among other things, being responsible for the financial records which the Company is required to maintain and preparing reports to the Shareholders and reports filed with the SEC. In addition, the Administrator assists in determining and publishing the Company’s NAV, oversees the preparation and filing of the Company’s tax returns, oversees the printing and dissemination of reports to the Shareholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. The Company will reimburse the Administrator for its allocable portion of the costs and expenses incurred by the Administrator in performance by the Administrator of its duties under the Administration Agreement, including technology costs and the Company’s allocable portion of cost of compensation and related expenses of the Company’s Principal Financial Officer and Chief Compliance Officer and their respective staffs, as well as any costs and expenses incurred by the Administrator relating to any administrative or operating services provided by the Administrator to the Company (including costs and expenses incurred by the Administrator in connection with the delegation of its obligations under the Administration Agreement to the Sub-Administrator). The Board reviews the allocation methodologies with respect to such expenses. Under the Administration Agreement, non-investment professionals of the Administrator may provide, on behalf of the Company, managerial assistance to those portfolio companies to which the Company is required to provide such assistance. To the extent that the Company’s Administrator outsources any of its functions, the Company pays the fees associated with such functions on a direct basis without profit to the Administrator. For the three and six months ended September 30, 2026, the Company incurred $9,879 of expenses allocable under the Administration Agreement, all of which was payable to the Affiliate as of September 30, 2026, which is included in Other general and administrative expenses on the Statement of Operations.

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
Organizational costs advanced by the Affiliate under this agreement totaled $1,727,243 through September 30, 2026, consisting of $1,315,412 incurred during the six months ended September 30, 2026 (of which $123,896 was incurred during the three months ended September 30, 2026) and $411,831 incurred and accrued in periods through March 31, 2026.
Under the agreement, in the event the Company had not consummated an IPO of its Shares, the Affiliate would have irrevocably forborne its right to seek reimbursement from the Company for such organizational costs. Upon the consummation of the IPO on August 14, 2026, the organizational costs became reimbursable by the Company and were charged to the Company by the Affiliate, which reversed the organizational costs support and reimbursement of $1,682,371 previously recognized and eliminated the Due from Affiliate. Organizational costs of $44,872 incurred after the IPO were charged to the Company as incurred. The reimbursement was paid from the proceeds of the IPO and reduced the NAV of each Share purchased in the IPO. As of September 30, 2026, the Company had paid $1,423,219 of these organizational costs, and $304,024 remained payable to the Affiliate and is included in Due to Affiliates on the Statement of Assets and Liabilities.

(d)Tax Sharing Agreement
The Company has a tax sharing agreement with the Affiliate, and pursuant to the agreement, the Company pays the Affiliate amounts related to income taxes owed. For the three and six months ended September 30, 2026, the Company accrued no federal income taxes payable under the agreement and accrued $263 and $525, respectively, of state franchise taxes payable under the agreement.
(e)Affiliated Transactions
The Affiliate has made payments on behalf of the Company for certain organizational and offering costs, which are reimbursable by the Company. As of September 30, 2026, the amount due to the Affiliate was $314,807. As of September 30, 2026, the Affiliate owned 930,583 Shares, or 10.26% of the Company’s outstanding Shares. Pursuant to the Investment Advisory Agreement, unless otherwise agreed in writing between the Company and the Adviser from time to time, to the extent that the Adviser or the Affiliate (i) pays or otherwise bears the costs of any Company expenses or (ii) advances amounts to the Company on a temporary basis, the Company shall reimburse the Adviser or the Affiliate for the same.
(f)Employee Fund
On July 17, 2026, the Company entered into a Subscription Agreement with the Employee Fund, whose general partner is wholly owned by the Affiliate. Pursuant to the agreement, the Company sold 135,801 Shares (as adjusted for the reverse stock split) at $23.90 per Share for aggregate proceeds of $3,245,614. The Shares were sold in a private placement and are restricted securities. As of September 30, 2026, the Employee Fund owned 135,801 Shares, or 1.50% of the Company’s outstanding Shares.
Note 5. Organizational and Offering Costs
Organizational expenses are expensed as incurred to establish the Company and enable it legally to do business. The Affiliate agreed to advance all organizational costs incurred by the Company or incurred by the Affiliate on the Company’s behalf prior to the IPO of its Shares. See Note 4(c). Organizational costs of $123,896 and $1,315,412 were incurred for the three and six months ended September 30, 2026, respectively. Upon the consummation of the IPO, the organizational costs advanced by the Affiliate became reimbursable by the Company. See Note 4.
Offering costs include state registration fees, SEC and Financial Industry Regulatory Authority (“FINRA”) filing fees, and legal fees regarding the preparation of the initial registration statement. Offering costs are accounted for as deferred costs and were charged to paid-in capital upon the IPO. Offering costs of $4,216,199 were charged to paid-in capital through September 30, 2026. As of September 30, 2026, offering costs of $3,042,752 remain unpaid and are included in Accrued offering costs on the Statement of Assets and Liabilities.

Note 6. Income Taxes
As described in Note 2(h), the Company was taxed as a C corporation from its organization through the date of the IPO of the Shares and is included in the Affiliate’s consolidated U.S. federal income tax return for such period. Income taxes have been computed under the separate return method. No provision for income taxes was recorded for the three and six months ended September 30, 2026.
At September 30, 2026, $788 was due to the Affiliate under the tax sharing agreement in respect of U.S. state franchise taxes, of which $263 and $525 were charged during the three and six months ended September 30, 2026, respectively, and is included in accrued expenses. No federal income taxes were payable under the agreement.
No amounts were recorded for unrecognized tax benefits, or for related interest and penalties, at September 30, 2026. The 2026 tax year remains open to examination by U.S. federal and state authorities.
As of September 30, 2026, the approximate cost of investments and net unrealized appreciation (depreciation) for federal income tax purposes were as follows:

As of September 30, 2026
Cost of investments	$215,949,685
Unrealized appreciation	209,076
Unrealized depreciation	—
Net unrealized appreciation	209,076

Note 7. Principal Risks
Early-Stage Companies Risks
The types of investments that the Company makes involve a high degree of risk. In general, financial and operating risks confronting portfolio companies can be significant. While targeted returns should reflect the perceived level of risk in any investment situation, there can be no assurance that the Company will be adequately compensated for risks taken. A loss of the Company’s entire investment is possible. The timing of profit realization is highly uncertain. Losses are likely to occur early in the Company’s term, while successes often require a long maturation.
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
Note 8. Commitments and Contingencies
Contingencies: Under the Organizational Costs Support and Reimbursement Letter Agreement described in Note 4, the Affiliate’s right to reimbursement of organizational costs was contingent upon the consummation of an IPO. Upon the closing of the IPO on August 14, 2026, organizational costs of $1,682,371 advanced by the Affiliate through the closing date became reimbursable and were charged to the Company. Including organizational costs of $44,872 incurred after the IPO, organizational costs charged to the Company by the Affiliate totaled $1,727,243 through September 30, 2026. As of September 30, 2026, $304,024 remained payable to the Affiliate. See Note 4.
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
Note 9. Net Assets
The following table reflects the net assets activity for the three and six months ended September 30, 2026:

	Shares	Paid-in capital	Total accumulated deficit	Total net assets
Balance as of March 31, 2026	488,290	$12,500,000	$(431,661)	$12,068,339
Shares issued to the Affiliate	442,293	10,000,010	—	10,000,010
Net investment income	—	—	219,183	219,183
Balance as of June 30, 2026	930,583	$22,500,010	$(212,478)	$22,287,532
Shares issued to the Employee Fund	135,801	3,245,614	—	3,245,614
Shares issued in the IPO	8,000,000	191,000,000	—	191,000,000
Offering costs	—	(4,216,199)	—	(4,216,199)
Net investment loss	—	—	(2,092,629)	(2,092,629)
Net unrealized gain on investments	—	—	209,076	209,076
Balance as of September 30, 2026	9,066,384	$212,529,425	$(2,096,031)	$210,433,394
No comparative financial information is presented for the period prior to commencement of operations on March 16, 2026.
On August 14, 2026, in connection with the IPO, the Company effected a reverse split of its Shares, pursuant to which each outstanding Share was converted into 0.97658 Shares, reducing the Shares outstanding from 1,091,957 to 1,066,384. All Share and per Share amounts in these financial statements have been adjusted retroactively to reflect the reverse stock split for all periods presented. The reverse stock split had no effect on the Company’s net assets.

Note 10. Subsequent Events
Management has evaluated subsequent events through the date of issuance of these financial statements. There were no events or transactions requiring recognition or disclosure.

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
As a BDC, at least 70% of the Company’s assets must be the type of “qualifying” assets listed in Section 55(a) of the 1940 Act, which are generally privately offered securities issued by U.S. private or thinly traded companies. We may also invest up to 30% of our portfolio opportunistically in “non-qualifying” portfolio investments, such as investments in non-U.S. companies and private vehicles (each, a “Private Vehicle”) that rely on an exclusion from the definition of investment company in Section 3(c) of the 1940 Act. As of September 30, 2026, at least 70% of the Company’s assets were qualifying assets.
Portfolio and Investment Activity
During the six months ended September 30, 2026, we made $27,636,627 of investments, including investments in 90 new portfolio companies, and received a return of capital on 3 investments.
Our investment portfolio composition, based on fair value at September 30, 2026, was as follows:

	Investments at Fair Value	Percentage of Total Portfolio
SAFE	$35,610,699	99.1%
Preferred Stock	$335,004	0.9%
Total	$35,945,703	100.0%

During the period from March 16, 2026 (commencement of operations) to March 31, 2026, we made $8,850,000 of investments in 36 new portfolio companies and had no sales or exits.
Our investment portfolio composition, based on fair value at March 31, 2026, was as follows:

	Investments at Fair Value	Percentage of Total Portfolio
SAFE	$8,850,000	100%
Total	$8,850,000	100%
Results of Operations
Since we commenced operations on March 16, 2026, we have no corresponding prior period with which to compare our operating results for the three and six months ended September 30, 2026.
Operating Results
Our operating results for the three and six months ended September 30, 2026 were as follows:

	For the Three Months Ended September 30, 2026	For the Six Months Ended September 30, 2026
Income:
Dividend income	$901,656	$901,656
Total investment income	901,656	901,656
Expenses:
Organizational expenses	123,896	1,315,412
Professional fees	422,420	519,191
Sub-administrator and custody expenses	56,848	92,698
Management fees	555,038	555,038
Incentive fees	41,815	41,815
Trustees’ fees	65,685	96,622
Other general and administrative expenses	125,236	154,326
Total expenses before cost support and reimbursement	1,390,938	2,775,102
Reversal of organizational costs support and reimbursement	1,603,347	—
Total expenses after cost support and reimbursement	2,994,285	2,775,102
Net investment loss	(2,092,629)	(1,873,446)

Net realized gain and change in unrealized appreciation:
Net unrealized gain on investments	209,076	209,076
Net decrease in net assets from operations	$(1,883,553)	$(1,664,370)
Investment Income
For the three and six months ended September 30, 2026, we had $901,656 in investment income on investments, consisting of income earned on our money market fund investment following the IPO.

Operating Expenses
Total operating expenses before cost support and reimbursement were $1,390,938 and $2,775,102 for the three and six months ended September 30, 2026, respectively. Organizational expenses of $123,896 and $1,315,412 for the three and six months ended September 30, 2026, respectively, represented a significant portion of total operating expenses.
Under the Organizational Costs Support and Reimbursement Letter Agreement, the Affiliate bore all organizational costs incurred by the Company prior to the IPO and would have irrevocably forborne reimbursement if no

IPO had been consummated. Through the closing of our IPO on August 14, 2026, we had recognized organizational costs support and reimbursement of $1,682,371, including $79,024 recognized during the three months ended September 30, 2026.

Upon the consummation of the IPO, those costs became reimbursable by us, and were charged to us by the Affiliate. The support previously recognized was reversed. As a result, organizational costs support and reimbursement increased total operating expenses by $1,603,347 for the three months ended September 30, 2026, and had no net effect for the six months ended September 30, 2026. Total operating expenses after cost support and reimbursement were $2,994,285 and $2,775,102 for the three and six months ended September 30, 2026, respectively. See Note 4 to the Financial Statements.

Net Investment Income
For the three and six months ended September 30, 2026, net investment loss was $2,092,629 and $1,873,446, respectively, reflecting investment income of $901,656, consisting of dividend income earned on our money market fund investment following the IPO, less total operating expenses after cost support and reimbursement of $2,994,285 and $2,775,102, respectively. Upon the consummation of our IPO, the organizational costs advanced by the Affiliate became reimbursable by us, and the support of $1,682,371 previously recognized was reversed, which increased our net investment loss for the three months ended September 30, 2026 by $1,603,347 (net of $79,024 of support recognized during the quarter). For the six months ended September 30, 2026, the support was fully reversed and had no net effect. See Note 4 to the Financial Statements.
Net Realized Gain
For the three and six months ended September 30, 2026, we had no net realized gain on investments.
Net Change in Unrealized Gain
For the three and six months ended September 30, 2026, we had $209,076 in net change in unrealized gain on investments.
Liquidity and Capital Resources
For the six months ended September 30, 2026, we experienced a net decrease in cash of $5,750,000. During the period, net cash used in operating activities was $208,822,177, primarily as a result of payments made to purchase $29,036,627 of portfolio company investments and $180,213,058 of money market fund investments. Net cash provided by financing activities was $203,072,177, consisting of proceeds from the issuance of Shares, net of commissions and offering costs paid.

As of September 30, 2026, we held no cash and held $180,213,058 in a money market fund. We had a cash overdraft of $1,323,219 with the Custodian as of September 30, 2026, resulting from a payment that settled prior to the corresponding redemption from our money market fund investment, which was subsequently settled. During the six months ended September 30, 2026, we issued 442,293 Shares to the Affiliate for proceeds of $10,000,010, and 135,801 Shares to the Employee Fund for aggregate proceeds of $3,245,614. On August 14, 2026, we closed our IPO of 8,000,000 common shares of beneficial interest at a public offering price of $25.00 per share, for gross proceeds of $200,000,000. We received proceeds of $191,000,000, net of the sales load of $9,000,000. Upon consummation of the IPO, deferred offering costs of $4,137,817 were charged to paid-in capital (offering costs of $4,216,199 were charged to paid-in capital through September 30, 2026, including $78,382 of offering costs incurred after the IPO), and organizational costs of $1,682,371 advanced by the Affiliate through the closing date became reimbursable by the Company and were charged to the Company by the Affiliate. See Notes 4 and 5 to the Financial Statements.

We are monitoring our market trading price and may, with approval from the Board, from time to time seek to repurchase Shares through cash purchases, in open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. The amounts involved may be material. We had no Share repurchases during the period ended September 30, 2026.

Contractual Obligations
Under the Organizational Costs Support and Reimbursement Letter Agreement, the Affiliate bore all organizational costs incurred by the Company prior to the IPO and would have irrevocably forborne reimbursement if no offering was consummated. Upon the consummation of our IPO on August 14, 2026, organizational costs of $1,682,371 advanced by the Affiliate through the closing date became reimbursable and were charged to us. Including organizational costs of $44,872 incurred after the IPO, organizational costs charged to us by the Affiliate totaled $1,727,243 through September 30, 2026, of which $1,423,219 had been paid and $304,024 remained payable as of September 30, 2026.
Off-Balance Sheet Arrangements
As of September 30, 2026, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Commitments
As of September 30, 2026, we held no commitments to fund portfolio investments. See Note 8 to the Financial Statements.
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
Related-Party Transactions
We have entered into a number of business relationships with affiliates or related parties, including the following:
(a) Investment Advisory Agreement:
Under the terms of the Investment Advisory Agreement, the Adviser provides investment advice and manages the day-to-day business and affairs of the Company, in each case under the ultimate supervision of the Board. Pursuant to the Investment Advisory Agreement, effective upon the closing of the IPO on August 14, 2026, the Company pays the Adviser the Management Fee consisting of two components: a Base Management Fee and an Incentive Fee on Capital Gains.
The Base Management Fee is calculated and payable quarterly at an annual rate of 2.00% of the Company’s Net Assets determined quarterly as of the end of each quarter. For purposes of determining the Base Management Fee payable to the Adviser, the Company’s Net Assets are calculated prior to any reduction for the accrual of the Management Fee for that quarter. “Net Assets” means the total assets of the Company minus the Company’s liabilities.
The Incentive Fee on Capital Gains is calculated and payable as of the end of each fiscal year (or, upon termination of the Investment Advisory Agreement, as of the termination date). The Incentive Fee on Capital Gains is 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid Incentive Fees on Capital Gains. In no event will the Incentive Fee on Capital Gains exceed the amount permitted by the Advisers Act, including Section 205 thereof.
For the three and six months ended September 30, 2026, the Company incurred Base Management Fees of $555,038 and accrued $41,815 of Incentive Fees on Capital Gains. The Incentive Fee on Capital Gains is accrued as if all unrealized capital appreciation and depreciation were realized at the end of the period under a hypothetical liquidation of investments in accordance with U.S. GAAP. The accrued amount is not payable under the Investment Advisory Agreement as of September 30, 2026 and will only become payable if and to the extent capital gains are realized. No Management Fees were incurred prior to the IPO.

(b) Administration Agreement:
The Company has entered into an Administration Agreement with the Administrator. Under the Administration Agreement, the Administrator performs, or oversees the performance of administrative services necessary for the operation of the Company, which include, among other things, being responsible for the financial records which the Company is required to maintain and preparing reports to the Shareholders and reports filed with the SEC. In addition, the Administrator assists in determining and publishing the Company’s NAV, oversees the preparation and filing of the Company’s tax returns, oversees the printing and dissemination of reports to the Shareholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. The Company will reimburse the Administrator for its allocable portion of the costs and expenses incurred by the Administrator in performance by the Administrator of its duties under the Administration Agreement, including technology costs and the Company’s allocable portion of cost of compensation and related expenses of the Company’s Principal Financial Officer and Chief Compliance Officer and their respective staffs, as well as any costs and expenses incurred by the Administrator relating to any administrative or operating services provided by the Administrator to the Company (including costs and expenses incurred by the Administrator in connection with the delegation of its obligations under the Administration Agreement to the Sub-Administrator). The Board reviews the allocation methodologies with respect to such expenses. Under the Administration Agreement, non-investment professionals of the Administrator may provide, on behalf of the Company, managerial assistance to those portfolio companies to which the Company is required to provide such assistance. To the extent that the Company’s Administrator outsources any of its functions, the Company pays the fees associated with such functions on a direct basis without profit to the Administrator. For the three and six months ended September 30, 2026, the Company incurred $9,879 of expenses allocable under the Administration Agreement, all of which was payable to the Affiliate as of September 30, 2026, which is included in Other general and administrative expenses on the Statement of Operations.

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
Organizational costs advanced by the Affiliate under this agreement totaled $1,727,243 through September 30, 2026, consisting of $1,315,412 incurred during the six months ended September 30, 2026 (of which $123,896 was incurred during the three months ended September 30, 2026) and $411,831 incurred and accrued in periods through March 31, 2026.
Under the agreement, in the event the Company had not consummated an IPO of its Shares, the Affiliate would have irrevocably forborne its right to seek reimbursement from the Company for such organizational costs. Upon the consummation of the IPO on August 14, 2026, the organizational costs became reimbursable by the Company and were charged to the Company by the Affiliate, which reversed the organizational costs support and reimbursement of $1,682,371 previously recognized and eliminated the Due from Affiliate. Organizational costs of $44,872 incurred after the IPO were charged to the Company as incurred. The reimbursement was paid from the proceeds of the IPO and reduced the NAV of each Share purchased in the IPO. As of September 30, 2026, the Company had paid $1,423,219 of these organizational costs, and $304,024 remained payable to the Affiliate and is included in Due to Affiliates on the Statement of Assets and Liabilities.

(d) Tax Sharing Agreement:
The Company has a tax sharing agreement with the Affiliate, and pursuant to the agreement, the Company pays the Affiliate amounts related to income taxes owed. For the three and six months ended September 30, 2026, the Company accrued no federal income taxes payable under the agreement and accrued $263 and $525, respectively, of state franchise taxes payable under the agreement.
(e) Affiliated Transactions:
The Affiliate has made payments on behalf of the Company for certain organizational and offering costs, which are reimbursable by the Company. As of September 30, 2026, the amount due to the Affiliate was $314,807. As of September 30, 2026, the Affiliate owned 930,583 Shares, or 10.26% of the Company’s outstanding Shares. Pursuant to the

Investment Advisory Agreement, unless otherwise agreed in writing between the Company and the Adviser from time to time, to the extent that the Adviser or the Affiliate (i) pays or otherwise bears the costs of any Company expenses or (ii) advances amounts to the Company on a temporary basis, the Company shall reimburse the Adviser or the Affiliate for the same.
(f) Employee Fund:
On July 17, 2026, the Company entered into a Subscription Agreement with the Employee Fund, whose general partner is wholly owned by the Affiliate. Pursuant to the agreement, the Company sold 135,801 Shares (as adjusted for the reverse stock split) at $23.90 per Share for aggregate proceeds of $3,245,614. The Shares were sold in a private placement and are restricted securities. As of September 30, 2026, the Employee Fund owned 135,801 Shares, or 1.50% of the Company’s outstanding Shares.
Recent Developments
On November 11, 2026, Coy Garrison replaced Christian Lymn as Assistant Secretary of the Company.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2026, our management, including our President (Principal Executive Officer) and our Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our President and Principal Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to our management, including our President and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
As of September 30, 2026, neither the Company nor the Adviser is a party to any material legal proceedings, and to our knowledge, no material legal proceeding has been threatened against the Company or the Adviser. In the ordinary course of business, the Company may become subject to legal proceedings, claims and regulatory inquiries from time to time. While the outcome of any such future matters cannot be predicted with certainty, we do not expect that any such matters, if they arise, would have a material effect on our financial condition or results of operations. In addition, our portfolio companies may be parties to litigation or other legal proceedings in the ordinary course of their businesses; the Company is not a party to any such proceedings, although adverse outcomes could affect the fair value of our investments in such companies.
Item 1A. Risk Factors
There have been no material changes in risk factors in the period covered by this report. See discussion of risk factors in Part II, Item 1A “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
On July 17, 2026, the Company sold 135,801 common shares of beneficial interest, as adjusted for the reverse stock split described in Note 9 to the Financial Statements, to Robinhood Employee Fund, LP at a purchase price of $23.90 per share, for aggregate consideration of $3,245,614. The shares were sold in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, as a transaction by an issuer not involving a public offering, based in part on the representations of the purchaser in the subscription agreement, including that the shares were acquired for investment for its own account and not with a view to distribution. The shares are “restricted securities” within the meaning of Rule 144.
Issuer Purchases of Equity Securities
The Company did not repurchase any of its common shares of beneficial interest during the quarter ended September 30, 2026.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
(a)None.
(b)During the fiscal quarter ended September 30, 2026, there have been no material changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Trustees.
(c)During the fiscal quarter ended September 30, 2026, none of the Company’s trustees or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of November, 2026.

ROBINHOOD VENTURES FUND II
By:		/s/ Sarah Pinto
	Name:	Sarah Pinto
	Title:	President (Principal Executive Officer)

By:		/s/ Dara Bazzano
	Name:	Dara Bazzano
	Title:	Principal Financial Officer and Principal Accounting Officer